Form 10-Q
period 1996-03-31
HEALTHDYNE TECHNOLOGIES INC
filed 1996-05-15
CIK 900307

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
- - - ---  Exchange Act of 1934 for the quarterly period ended   March 31, 1996
                                                           --------------
                                       or

     Transition Report pursuant to Section 13 or 15(d) of the Securities
- - - ---  Exchange Act of 1934 for the transition period from _________ to __________

Commission file number 0-21776

                        HEALTHDYNE TECHNOLOGIES, INC.
- - - --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

     GEORGIA                                              52-1756497
- - - --------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                      Identification No.)


 1255 KENNESTONE CIRCLE, MARIETTA GEORGIA                  30066
- - - --------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)


                               (770) 499-1212
- - - --------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES    X        NO
                                    -----         -----

As of May 1, 1996, 12,552,527 shares of the Company's Common Stock, $.01 par value, were outstanding.



                                   Page 1 of

                         PART I - FINANCIAL INFORMATION

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets

                             (Amounts in thousands)




ASSETS                                                     March 31,          December 31,
 ------                                                      1996                1995
                                                         ------------        -----------
 Current assets:                                         (Unaudited)

   Cash and short-term investments                         $ 2,530                 287
   Trade accounts and notes receivable, less
    allowances of $1,191 at March 31, 1996 and $1,161
    at December 31, 1995                                    30,418              32,401
   Inventories:
     Finished goods                                          8,682               8,539
     Work in process                                         5,123               3,750
     Raw materials                                           7,615               7,645
                                                           -------             -------
       Total inventories                                    21,420              19,934
                                                           -------             -------

   Deferred income taxes                                     1,510               1,744
   Prepaid expenses and other current assets                 1,430               2,000
                                                           -------             -------
       Total current assets                                 57,308              56,366
                                                           -------             -------

 Property and equipment                                     16,535              15,833
   Less accumulated depreciation and
    amortization                                            (9,327)             (8,729)
                                                           -------             -------

   Net property and equipment                                7,208               7,104
                                                           -------             -------

 Excess of cost over net assets of businesses acquired,
   less accumulated amortization of $1,287 at
   March 31, 1996 and $1,138 at December 31, 1995           16,997              17,146

 Intangible assets, less accumulated
   amortization of $2,825 at March 31, 1996
   and $2,744 at December 31, 1995                           2,170               2,053
 Other assets                                                  436                 207
                                                           -------             -------
                                                           $84,119              82,876
                                                           =======             =======





See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets


                (Amounts in thousands, except per share amounts)




LIABILITIES AND SHAREHOLDERS' EQUITY                      March 31,             December 31,
                                                             1996                  1995
                                                         -------------         ------------
                                                         (Unaudited)
Current liabilities:
  Current installments of long-term debt                 $  2,821                  2,982
  Accounts payable, principally trade                       8,341                  9,285
  Accrued liabilities                                       7,721                  7,458
                                                          -------                 ------

     Total current liabilities                             18,883                 19,725

Long-term debt, excluding current installments             26,000                 26,250
                                                          -------                 ------
     Total liabilities                                     44,883                 45,975
                                                          -------                 ------


Shareholders' equity:
Preferred stock, without par value. Authorized 10,000
  shares; issued none                                           -                      -
Common stock, $.01 par value.  Authorized 50,000 shares;
  issued and outstanding 12,549 and 12,455 shares at
  March 31, 1996 and December 31, 1995, respectively          125                    125
Additional paid-in capital                                 21,670                 21,112
Retained earnings                                          17,441                 15,664
                                                          -------                 ------

    Total shareholders' equity                             39,236                 36,901
                                                          -------                 ------
                                                          $84,119                 82,876
                                                          =======                 ======



See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)






                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                      1996       1995
                                                      ----       ----
        Revenues                                     $27,482     27,664
        Cost of revenues                              16,017     17,162
                                                     -------    -------
          Gross profit                                11,465     10,502

        Selling and administrative expenses            6,675      6,445
        Research and development expenses              1,350      1,112
                                                     -------    -------

          Operating profit                             3,440      2,945

        Interest income                                   88         71
        Interest expense                                (577)      (443)
        Other expense, net                               (15)       (16)
                                                     -------    -------

          Earnings before income taxes                 2,936      2,557

        Income tax expense                             1,159      1,010
                                                     -------    -------

          Net earnings                               $ 1,777      1,547
                                                     =======    =======

        Net earnings per common share and
         common share equivalent                     $   .14        .12
                                                     =======    =======

        Weighted average number of common shares
         and common share equivalents outstanding     12,950     12,450
                                                     =======    =======


See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)





                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                          1996          1995
                                                          ----          ----

   Cash flows from operating activities:

   Net earnings                                          $1,777        1,547
   Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
       Depreciation and amortization                        828          745
       Deferred income taxes                                234         (417)
   (Increase) decrease in:
       Trade accounts and notes receivable                1,983       (1,786)
       Inventories                                       (1,486)      (1,268)
       Other assets                                         341         (334)
   Increase (decrease) in:
       Accounts payable                                    (943)        (530)
       Accrued liabilities                                  263        1,015
                                                         ------       ------

            Net cash provided by (used in)
              operating activities                        2,997       (1,028)
                                                         ------       ------
   Cash flows from investing activities:

       Purchase of product rights                          (198)         (75)
       Purchases of property and
         equipment                                         (702)        (843)
                                                         ------       ------

          Net cash used in
            investing activities                         $ (900)        (918)
                                                         ------       ------


                                                                 (continued)

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)







                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         1996       1995
                                                         ----       ----
        Cash flows from financing activities:

            Net borrowings under revolving
             credit agreement                          $  500      2,000
            Principal repayments of long-term debt       (912)      (100)
            Net borrowings from Healthdyne                  -      1,664
             and Affiliates
            Proceeds from issuance of common stock        558         20
                                                       ------      -----

              Net cash provided by
                financing activities                      146      3,584
                                                       ------      -----

              Net increase in cash and short-term
                investments                             2,243      1,638

        Cash and short-term investments at
         beginning of period                              287        620
                                                       ------      -----

        Cash and short-term investments at
         end of period                                 $2,530      2,258
                                                       ======      =====




See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


1. General

     The consolidated condensed financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for interim periods are not necessarily indicative of results that may be expected for the full fiscal year.

     These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Healthdyne Technologies, Inc. (the "Company") for the year ended December 31, 1995.

2.   Earnings Per Share of Common Stock

     Primary earnings per common share and common share equivalent are based on the weighted average number of shares outstanding and common share equivalents derived from dilutive stock options. Fully diluted earnings per share are not significantly different from primary earnings per share.

3.   License Agreement

     In April, 1996 the Company entered into a license agreement under which the rights to certain proprietary ventilator technologies were acquired. The license fees are payable over time, up to a maximum of approximately $4,900.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

General

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, those discussed below, as well as those discussed or identified from time to time in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

     The Company's revenues are derived from sales of technologically advanced medical devices primarily for use in the home and alternate care sites. These products include diagnostic and therapeutic devices for the evaluation and treatment of sleep disorders, oxygen concentrators, noninvasive ventilators, medication nebulizers, peak flow meters and drug delivery systems for the treatment of respiratory disorders, and monitors for infants at risk for Sudden Infant Death Syndrome ("SIDS"), as well as a limited line of obstetrical care products. The Company markets its products, both domestically and internationally, through a dedicated sales force and a network of independent manufacturers' representatives and distributors.

     The Company's present operations and future prospects may be influenced by several factors, including developments in the healthcare industry, third party reimbursement policies and practices, and changes in regulatory requirements with respect to approval and sale of medical devices. As a result of the increasing cost of health care in the United States, government and third party payors are becoming increasingly focused on promoting cost-effective health care services, and payors in particular have become more involved in decisions regarding diagnosis and treatment to ensure that care is delivered in a cost-effective manner. As a result of this focus on cost-effective healthcare delivery, the Company believes that home-based services and medical products will continue to provide a viable cost-effective alternative to treatment in traditional institutional care settings in many instances. There is no assurance, however, that the increased focus on healthcare expenditures will not decrease the availability of certain equipment, therapies or services offered by the Company.

     The Company's success is dependent to a large extent upon the ability of its customers to obtain adequate reimbursement from third-party payors, such as government and private insurance programs, for procedures using the Company's products. For example, Congress passed legislation in December 1995 (which was vetoed by the President) which would have imposed a plan for balancing the federal budget over a seven year period. The plan included major reductions in Medicare and Medicaid expenditures and would have reduced Medicare payment rates for oxygen by 20% beginning in 1996, gradually rising to 30% by 2002. President Clinton's budget plan contained similar provisions, as well as competitive bidding for selected items of equipment, which would include oxygen. While Congress recently enacted appropriations legislation for the remainder of the current fiscal year which did not include long-term medical payment reductions, similar proposals will likely be included as part of future budget legislation. Similarly, the Health Care Financing Administration ("HCFA") has announced a plan to adjust Medicare payment amounts for oxygen and oxygen equipment on the grounds that such amounts are not "inherently reasonable". Before making any such adjustments, the HCFA will need to consider specific economic factors and provide notice and an opportunity for public comment. While this plan could be superseded by Congressional action, the HCFA intends to issue a proposed rule with potential reductions in oxygen payments in the ranges contained in the seven year budget plan. Reductions in the reimbursement rates that the Company's customers receive for services rendered could have an adverse impact on the Company. The Company, however, is hopeful that the overall cost-effective nature of diagnosis and treatment in the home will be recognized by any new initiatives.


     The Company's business also may be affected by changes in government regulation to which the Company's products are subject or changes in the manner in which such regulations are enforced or medical devices are approved. The Food and Drug Administration recently published for comment proposed performance standards for monitors for infants at risk for SIDS. The Company is unable to predict whether, or in what form, these performance standards ultimately will be adopted, but anticipates that it should be able to design and manufacture products that will comply with any such standards.

     A number of businesses within the healthcare industry, including in some instances customers of the Company, recently have begun to consolidate in order, among other things, to increase the size, efficiency and purchasing power of the entities in question, to broaden the number and nature of products and services offered to consumers or simply to better serve the changing healthcare industry with its focus upon cost-effective medical care. The Company's two largest home care dealer customers, both of which were publicly held and had branch locations throughout the U.S., merged in August 1995. The Company expects that consolidation among home care dealers is likely to continue; however, the Company cannot predict the effect of such mergers and consolidations on its business or distribution channels.

     The Company acquired HealthScan Products during 1994 in an effort to broaden its product offerings and will continue to examine possible candidates for acquisitions in the future should the opportunity arise. No assurances, however, can be given that any such acquisitions will be consummated by the Company or, if consummated, that they will be financially or operationally successful.

     On May 22, 1995, Healthdyne, Inc. ("Healthdyne") consummated a transaction pursuant to which the 10,000 shares of the Company's Common Stock owned at that time by Healthdyne were distributed to Healthdyne's shareholders as a tax-free dividend (the "Spin-off"). In an effort to facilitate the Spin-off, the Board of Directors of the Company adopted a special stock option plan pursuant to which options to purchase 1,344 shares of the Company's common stock were granted to holders, including employees of the Company, of outstanding Healthdyne stock options. The Company believes the Spin-off has been and will continue to be beneficial to the Company in that, among other things, it will increase the number of shares of common stock of the Company available for trading and is expected to permit the Company to raise capital more economically and with less restrictions than if it were a subsidiary of Healthdyne.

     Although the Company derives a portion of its revenues from foreign customers, substantially all of these sales have historically been invoiced in U.S. Dollars and therefore the Company has not been exposed to any significant foreign exchange rate risk. The Company does not expect that a significant portion of its foreign sales in the future will be invoiced in currencies other than U.S. Dollars and therefore does not anticipate that it will be exposed to a material amount of exchange rate risk. However, no assurance can be given that this will be the case.

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial information included herein and the Company's consolidated financial statements and related notes presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

Operating Results

     The following table sets forth the percentage of revenues represented by line items in the Consolidated Condensed Statements of Earnings for the three months ended March 31, 1996 and 1995:



                                           Three Months Ended
                                           ------------------
                                                March 31,
                                           ------------------
                                           1996        1995
                                           ----        ----
      Revenues                              100%       100%
      Cost of revenues                       58         62
                                            ---        ---
        Gross profit                         42         38

      Selling and administrative expenses    24         23
      Research and development expenses       5          4
                                            ---        ---
        Operating profit                     13         11
      Interest income                         -          -
      Interest expense                       (2)        (2)
                                            ---        ---
        Earnings before income taxes         11          9
      Income tax expense                      4          3
                                            ---        ---
        Net earnings                          7%         6%
                                            ===        ===


     Revenues for the three months ended March 31, 1996 decreased 1% to $27,482, from $27,664 in the equivalent period in 1995. This slight decrease in revenues was principally due to lower revenue in the Company's respiratory therapy product line, mitigated somewhat by revenue growth in other areas. Revenues from the respiratory therapy product line decreased 10% in the first quarter of 1996, as compared to the first quarter of 1995. This decrease was primarily due to lower unit sales of oxygen concentrators, partially offset by sales of the Company's noninvasive ventilator, QuantumTM, which was introduced in late 1995. The decrease in oxygen concentrator volume was due to a significant reduction in sales to the Company's largest domestic customer combined with a slowdown in purchases by many smaller customers. The Company believes that these reductions in purchases have resulted in part from changes in purchasing habits and concerns over potential changes in government reimbursement for oxygen. Revenues from the sleep disorders product line increased 15% in the first quarter of 1996 over the comparable period in 1995 primarily due to the continued growth of the TranquilityR CPAP System coupled with sales of the NightWatch and AliceR sleep diagnostic systems. The infant monitor product line increased revenue by 10% in the three months ended March 31, 1996 over the year-earlier period primarily due to achieving greater market share.

     The Company's gross profit margins increased almost 4 percentage points to 42% during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to the results of the Company's cost reduction program begun during the first quarter of 1995 and to the shift in product sales mix towards higher margin products, such as sleep disorders products.

     Selling and administrative expenses increased slightly as a percentage of revenues in the first quarter of 1996 as compared to the first quarter of 1995 due primarily to the expansion of the sales staff and expenses to support the Company's entry into the noninvasive ventilation market.

     Research and development expenses as a percentage of revenues increased in the three months ended March 31, 1996 from the year-earlier period primarily due to the addition of engineering staff and engineering project costs related principally to the development and introduction of new products.

     The increase in interest expense for the three months ended March 31, 1996 as compared to the same period in 1995 was primarily due to higher average balances outstanding under the Company's bank credit agreement.

     The effective income tax rate remained constant at 39.5% in the first quarter of both 1996 and 1995.

     Until May 22, 1995, the Company's provision for income taxes was determined based upon a tax sharing arrangement with Healthdyne due to the inclusion of the Company's operating results in Healthdyne's consolidated tax return. Under the arrangement, the Company's provision for income taxes has been determined as if the Company had filed separate federal and state corporate income tax returns. Such provision may not reflect the Company's actual tax rate had it not been consolidated with Healthdyne for tax purposes.

     The Company had deferred tax assets of $1,510 at March 31, 1996, which resulted from allowances for uncollectible accounts and accruals and reserves recorded for financial statement purposes but not yet deducted for income tax purposes. Management believes such deferred tax assets will be recoverable through reduced income taxes payable in future periods.


Liquidity and Capital Resources

     The Company had working capital of approximately $38,400 as of March 31, 1996 and the current ratio was 3.0 to 1.0.

     Cash flow provided by operations was $2,997 in the three months ended March 31, 1996, compared to cash flow used in operations of $1,028 in the three months ended March 31, 1995. The change is principally a result of the decrease in the Company's trade accounts and notes receivable. Cash used in investing activities remained relatively constant in the three months ended March 31, 1996 as compared to the same period in 1995.

     The Company entered into a Secured Revolving Credit Agreement in June 1993 (the "Credit Agreement") with two commercial banks and in December 1994 entered into an amendment to the Credit Agreement which increased the total commitment from $15,000 to $25,000. During the last half of 1995, the Credit Agreement was amended again to add a third bank to the Agreement and to increase the total commitment to $35,000. This facility, which will terminate on June 30, 1997, may be used for general corporate purposes, with borrowings limited to a borrowing base established by a formula. This facility is secured by all accounts receivable, inventory, deposit accounts and all intangible assets of the Company and contains various covenants, including but not limited to, net worth and financial ratio requirements.
The Company had outstanding borrowings of $26,000 under its line of credit at interest rates ranging from 7.41% to 8.75% as of March 31, 1996.

     The Company believes that its existing cash balances, together with internally generated funds and remaining amounts available under its Credit Agreement, will be sufficient to meet the Company's operating capital requirements for at least the next twelve months. Additional indebtedness and/or equity, in all likelihood, would be needed to finance possible acquisitions should the Company decide to pursue such transactions in the future.

     As of March 31, 1996, the Company had outstanding commitments for capital expenditures of approximately $500 relating primarily to manufacturing tooling.

Recent Accounting Pronouncements

     In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". Had SFAS 121 or SFAS 123 been implemented as of March 31, 1996 by the Company there would have been no material effect to the consolidated financial statements.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The following exhibits are filed as part of this Report:

          (3)   Amended and Restated By-Laws Dated as of April 17, 1996
          (11)  Computation of Earnings Per Common Share
          (27)  Financial Data Schedule (for SEC use only)

     (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HEALTHDYNE TECHNOLOGIES, INC.




May 13, 1996                    By: M. Wayne Boylston
                                   ----------------------------------------
                                    M. Wayne Boylston
                                    Vice President - Finance,
                                    Chief Financial Officer and Treasurer
                                    (duly authorized and
                                    principal financial officer)