Form 10-Q
period 1996-06-30
HEALTHDYNE TECHNOLOGIES INC
filed 1996-08-14
CIK 900307

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



 X     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
- ---
       Exchange Act of 1934 for the quarterly period ended   June 30, 1996
                                                           ------------------

                                       or

____ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
       _____________________

Commission file number 0-21776

                         HEALTHDYNE TECHNOLOGIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         GEORGIA                                        52-1756497
- -------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)


     1255 KENNESTONE CIRCLE, MARIETTA GEORGIA                     30066
- -------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)


                                (770) 499-1212
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of August 1, 1996, 12,622,413 shares of the Company's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets

                             (Amounts in thousands)

                                  (Unaudited)

ASSETS                                                          June 30,   December 31,
- ------                                                            1996         1995
                                                                ---------  -------------
Current assets:

  Cash and short-term investments                                $ 2,291          287
  Trade accounts and notes receivable, less
    allowances of $1,366 at June 30, 1996 and $1,161
    at December 31, 1995                                          29,860       32,401
  Inventories:
    Finished goods                                                 7,107        8,539
    Work in process                                                4,041        3,750
    Raw materials                                                  8,299        7,645
                                                                 -------       ------
       Total inventories                                          19,447       19,934
                                                                 -------       ------

  Deferred income taxes                                            1,345        1,744
  Prepaid expenses and other current assets                        2,995        2,000
                                                                 -------       ------
       Total current assets                                       55,938       56,366
                                                                 -------       ------

Property and equipment                                            17,780       15,833
  Less accumulated depreciation and
    amortization                                                  (9,976)      (8,729)
                                                                 -------       ------

  Net property and equipment                                       7,804        7,104
                                                                  -------      ------

Excess of cost over net assets of businesses acquired,
  less accumulated amortization of $1,447 at
  June 30, 1996 and $1,138 at December 31, 1995                   20,612       17,146

Intangible assets, less accumulated
  amortization of $2,870 at June 30, 1996
  and $2,744 at December 31, 1995                                  3,858        2,053
Other assets                                                         765          207
                                                                  -------      ------
                                                                 $88,977       82,876
                                                                 =======       ======



See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets


                (Amounts in thousands, except per share amounts)

                                  (Unaudited)



LIABILITIES AND SHAREHOLDERS' EQUITY                                 June 30,       December 31,
- ------------------------------------                                   1996             1995
                                                                     --------       ------------

Current liabilities:
  Current installments of long-term debt                              $ 4,375              2,982
  Accounts payable, principally trade                                   8,824              9,285
  Accrued liabilities                                                   6,610              7,458
                                                                      -------             ------

    Total current liabilities                                          19,809             19,725

Long-term debt, excluding current installments                         28,069             26,250
                                                                      -------             ------

    Total liabilities                                                  47,878             45,975
                                                                      -------             ------


Shareholders' equity:
Preferred stock, without par value. Authorized 10,000
  shares; issued none                                                       -                  -
Common stock, $.01 par value.  Authorized 50,000 shares;
  issued and outstanding 12,608 and 12,455 shares at
  June 30 1996 and December 31, 1995, respectively                        126                125
Additional paid-in capital                                             22,212             21,112
Retained earnings                                                      18,761             15,664
                                                                      -------             ------

    Total shareholders' equity                                         41,099             36,901
                                                                      -------             ------
                                                                      $88,977             82,876
                                                                      =======             ======

See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)



                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                     --------------------       ------------------
                                                        1996       1995           1996      1995
                                                     ----------  --------       --------  --------

Revenues                                               $28,587    28,194         56,069    55,858
Cost of revenues                                        17,145    17,345         33,162    34,507
                                                       -------    ------         ------    ------
  Gross profit                                          11,442    10,849         22,907    21,351

Selling and administrative expenses                      7,318     6,519         13,993    12,964
Research and development expenses                        1,422     1,126          2,772     2,238
                                                       -------    ------         ------    ------

  Operating earnings                                     2,702     3,204          6,142     6,149

Interest income                                             78        93            166       164
Interest expense                                          (572)     (509)        (1,149)     (952)
Other income (expense), net                                 (9)        9            (24)       (7)
                                                       -------    ------         ------    ------

  Earnings before income taxes                           2,199     2,797          5,135     5,354

Income tax expense                                         879     1,107          2,038     2,117
                                                       -------    ------         ------    ------

  Net earnings                                         $ 1,320     1,690          3,097     3,237
                                                       =======    ======         ======    ======

Net earnings per common share and
  common share equivalent                                 $.10       .14            .24       .26
                                                       =======     ======         ======    ======

Weighted average number of common shares
  and common share equivalents outstanding              13,110    12,500         13,030    12,475
                                                       =======    ======         ======    ======




See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)



                                                                          Six Months Ended
                                                                              June 30,
                                                                        --------------------
                                                                          1996        1995
                                                                         -------     -------
Cash flows from operating activities:

Net earnings                                                             $ 3,097      3,237
Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                          1,682      1,520
    Deferred income taxes                                                    399       (417)
(Increase) decrease in:
    Trade accounts and notes receivable                                    3,019     (3,088)
    Inventories                                                              650     (3,420)
    Other assets                                                          (1,548)    (1,071)
Increase (decrease) in:
    Accounts payable                                                        (835)      (396)
    Accrued liabilities                                                   (1,261)     1,570
                                                                          -------     ------

       Net cash provided by (used in)
         operating activities                                               5,203     (2,065)
                                                                          -------     ------
Cash flows from investing activities:

    Purchase of product rights                                            (1,931)      (145)
    Purchases of property and
      equipment                                                           (1,947)    (1,451)
    Acquisition of business,
      net of cash acquired                                                (1,158)        --
                                                                         -------     ------

       Net cash used in
         investing activities                                            $(5,036)    (1,596)
                                                                         -------     ------

                                  (continued)

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)




                                                   Six Months Ended
                                                       June 30,
                                                  ------------------
                                                    1996      1995
                                                 ---------  -------

Cash flows from financing activities:

  Net borrowings under revolving
    credit agreement                               $ 2,000    3,000
  Principal repayments of long-term debt            (1,936)  (1,075)
  Proceeds from issuance of long-term debt             672      222
  Net borrowings from Healthdyne
    and affiliates                                       -      985
  Proceeds from issuance of common stock             1,101       44
                                                   -------   ------

      Net cash provided by
       financing activities                          1,837    3,176
                                                   -------   ------

      Net increase in cash and short-term
        investments                                  2,004     (485)

Cash and short-term investments at
  beginning of period                                  287      620
                                                   -------   ------

Cash and short-term investments at
  end of period                                    $ 2,291      135
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

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


1.  General
    -------

    The consolidated condensed financial statements as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for interim periods are not necessarily indicative of results that may be expected for the full fiscal year.

    These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Healthdyne Technologies, Inc. (the "Company") for the year ended December 31, 1995.

2.  Earnings Per Share of Common Stock
    ----------------------------------

    Primary earnings per common share and common share equivalent are based on the weighted average number of shares outstanding and common share equivalents derived from dilutive stock options. Fully diluted earnings per share are not significantly different from primary earnings per share.

3.  License Agreement
    -----------------

    In April, 1996 the Company entered into a license agreement under which the rights to certain proprietary ventilator technologies were acquired. The license fees are payable over time, up to a maximum of approximately $4,900.

4.  Business Acquisition
    --------------------

    In June, 1996 the Company acquired Fiberoptic Medical Products,
    Inc., a Pennsylvania-based medical device company. Consideration consisted of cash, notes and deferred payments totaling $3,500.

5.  Credit Agreement
    ----------------

    In June, 1996, the Company entered into an amendment to its Secured Revolving Credit Agreement (the "Credit Agreement") which increased the total commitment from $35,000 to $50,000. Borrowings under the Credit Agreement are limited to a borrowing base established by a formula. Based on this formula, borrowings were limited to approximately $34,300 as of June 30, 1996. Balances under the Credit Agreement will be due in two installments, $15,000 due in January, 1998 and any remainder due in June, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS)

General
- -------

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

    The Company's success is dependent to a large extent upon the ability of its customers to obtain adequate reimbursement from third-party payors, such as government and private insurance programs, for procedures using the Company's products. For example, Congress passed legislation in December 1995 (which was vetoed by the President) which would have imposed a plan for balancing the federal budget over a seven year period. The plan included major reductions in Medicare and Medicaid expenditures and would have reduced Medicare payment rates for oxygen by 20% beginning in 1996, gradually rising to 30% by 2002. President Clinton's budget plan contained similar provisions, as well as competitive bidding for selected items of equipment, which would include oxygen. While Congress has not enacted comprehensive Medicare and Medicaid payment reductions, similar proposals will likely be included as part of future budget legislation. Similarly, the Health Care Financing Administration ("HCFA") has announced a plan to adjust Medicare payment amounts for oxygen and oxygen equipment on the grounds that such amounts are not "inherently reasonable". Before making any such adjustments, HCFA will need to consider specific economic factors and provide notice and an opportunity for public comment. While this plan could be superseded by Congressional action, HCFA intends to issue a proposed rule with potential reductions in oxygen payments in the ranges contained in the balanced budget proposals. Reductions in the reimbursement rates that the Company's customers receive for services rendered could have an adverse impact on the Company. The Company, however, is hopeful that the overall cost-effective nature of diagnosis and treatment in the home will be recognized by any new initiatives.


    The Company's business also may be affected by changes in government regulation to which the Company's products are subject or changes in the manner in which such regulations are enforced or medical devices are approved. The Food and Drug Administration published for comment proposed performance standards for monitors for infants at risk for SIDS. The Company is unable to predict whether, or in what form, these performance standards ultimately will be adopted, but anticipates that it should be able to design and manufacture products that will comply with any such standards.

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

    In an effort to broaden its product offerings, the Company acquired HealthScan Products, Inc. during 1994 and FiberOptic Medical Products, Inc. in the second quarter of this year. The Company will continue to examine possible candidates for acquisitions in the future should the opportunity arise. No assurances, however, can be given that any such acquisitions will be consummated by the Company or, if consummated, that they will be financially or operationally successful.

    The Company enters into license agreements from time to time in connection with the introduction of new products or enhancements of existing products. These agreements generally do not require the expenditure of material sums; however, if the commercial introduction of the licensed product is successful, the licensed product may be important to future Company revenue and profits. No assurances may be given that any such license agreements will result in the commercial introduction of a viable product or that the product, once introduced, will be financially or operationally successful.

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

    The Company commenced a re-alignment of its sales force in the second quarter of 1996 in order to better address the home and hospital markets through a combination of the Company's two primary sales forces, with sales representatives located in geographic areas designed to enhance efficient sales activity and growth. The Company also added to its management team in an effort to better manage the Company's operations. During the second quarter, the Company added a Vice President of Research and Development, a Vice President of Manufacturing and a Vice President of North American Sales.

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

Operating Results
- -----------------

  The following table sets forth the percentage of revenues represented by line items in the Consolidated Condensed Statements of Earnings for the three and six months ended June 30, 1996 and 1995:

                                         Three Months Ended    Six Months Ended
                                       June 30,   June 30,
                                       ---------  ---------
                                         1996       1995       1996      1995
                                       ---------  ---------  --------  --------

Revenues                                    100%       100%      100%      100%
Cost of revenues                             60         62        59        62
                                           ----       ----      ----      ----
 Gross profit                                40         38        41        38

Selling and administrative expenses          26         23        25        23
Research and development expenses             5          4         5         4
                                           ----       ----      ----      ----
 Operating earnings                           9         11        11        11
Interest income (expense), net               (1)        (1)       (2)       (1)
                                           ----       ----      ----      ----
 Earnings before income taxes                 8         10         9        10
Income tax expense                            3          4         3         4
                                           ----       ----      ----      ----
 Net earnings                                 5%         6%        6%        6%
                                           ====       ====      ====      ====

  Revenues for the three and six months ended June 30, 1996 increased slightly to $28,587 and $56,069, respectively, from $28,194 and $55,858 in the equivalent periods in 1995. These increases in revenues were the result of lower revenue in the Company's respiratory therapy product line, mitigated by revenue growth in other areas. Revenues from the respiratory therapy product line decreased 5% in the first six months of 1996 and remained approximately equal in the second quarter of 1996, as compared to the similar periods in 1995. These results were primarily due to lower unit sales of oxygen concentrators and asthma management products, partially offset by sales of the Company's noninvasive ventilator, QuantumTM, which was introduced in late 1995. The decrease in oxygen concentrator volume was due to a significant reduction in sales to the Company's largest domestic customer combined with a slowdown in purchases by many smaller customers. The Company believes that these reductions in purchases have resulted in part from changes in purchasing habits and concerns over potential changes in government reimbursement for oxygen. The decrease in volume in the asthma management product line was primarily due to customer delays in the shipment of certain products. Revenues from the sleep disorders product line increased 22% in the second quarter of 1996 and 19% in the first six months of 1996 over the comparable periods in 1995 primarily due to the continued growth of the TranquilityR CPAP System coupled with sales of the NightWatch and AliceR sleep diagnostic systems. Revenues from the infant monitor product line increased 2% and 6%, respectively, in the three and six months ended June 30, 1996 over the year-earlier periods primarily due to achieving greater market share. In addition to the factors noted above, the Company experienced a less than expected increase in international revenues in the second quarter of 1996.

  The Company's gross profit margins increased almost 2 percentage points to 40% during the three months ended June 30, 1996 and almost 3 percentage points to 41% during the six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995. These increases were primarily due to the results of the Company's cost reduction program begun during the first quarter of 1995 and to the shift in product sales mix towards higher margin products, such as sleep disorders products.

  Selling and administrative expenses increased as a percentage of revenues in the three and six months ended June 30, 1996 as compared to the similar periods of 1995 due primarily to lower than expected revenue for the second quarter combined with the expansion of the sales staff and expenses to support the Company's entry into the noninvasive ventilation market.

  Research and development expenses as a percentage of revenues increased in the three and six months ended June 30, 1996 from the year-earlier periods primarily due to the addition of engineering staff and engineering project costs related principally to the development and introduction of new products.

  The increase in interest expense for the three and six months ended June 30, 1996 as compared to the same periods in 1995 was primarily due to higher average balances outstanding under the Company's bank credit agreement.

  The effective income tax rate remained relatively constant in the three and six months ended June 30, 1996 as compared to the similar periods in 1995.

  Until May 22, 1995, the Company's provision for income taxes was determined based upon a tax sharing arrangement with Healthdyne due to the inclusion of the Company's operating results in Healthdyne's consolidated tax return. Under the arrangement, the Company's provision for income taxes was determined as if the Company had filed separate federal and state corporate income tax returns. Such provision may not reflect the Company's actual tax rate had it not been consolidated with Healthdyne for tax purposes.

  The Company had deferred tax assets of $1,345 at June 30, 1996, which resulted from allowances for uncollectible accounts and accruals and reserves recorded for financial statement purposes but not yet deducted for income tax purposes. Management believes such deferred tax assets will be recoverable through reduced income taxes payable in future periods.


Liquidity and Capital Resources
- -------------------------------

  The Company had working capital of approximately $36,100 as of June 30, 1996 and the current ratio was 2.8 to 1.0.

  Cash flow provided by operations was $5,203 in the six months ended June 30, 1996, compared to cash flow used in operations of $2,065 in the six months ended June 30, 1995. The change is principally a result of the decrease in the Company's trade accounts and notes receivable. Cash used in investing activities increased to $5,036 in the six months ended June 30, 1996 as compared to $1,596 in the same period in 1995. This increase was due to the acquisition of Fiberoptic Medical Products, Inc. in June 1996 and an increase in product right payments made pursuant to license agreements.

  The Company entered into an amendment to its Secured Revolving Credit Agreement (the "Credit Agreement") during the second quarter of 1996 which increased the total commitment from $35,000 to $50,000. This facility may be used for general corporate purposes, with borrowings limited to a borrowing base established by a formula. Based on this formula, borrowings under the Credit Agreement were limited to $34,300 as of June 30, 1996. Balances outstanding under the Credit Agreement will be due in two installments, $15,000 due in January, 1998 and any remainder due in June, 1999. This facility is secured by all accounts receivable, inventory, deposit accounts and all intangible assets of the Company and contains various covenants, including but not limited to, net worth and financial ratio requirements. The Company had outstanding borrowings of $27,500 under its line of credit at interest rates ranging from 6.97% to 8.75% as of June 30, 1996.

  The Company believes that its existing cash balances, together with internally generated funds and remaining amounts available under its Credit Agreement, will be sufficient to meet the Company's operating capital requirements as well as commitments under license agreements for at least the next twelve months. Additional indebtedness and/or equity, in all likelihood, would be needed to finance possible acquisitions should the Company decide to pursue such transactions in the future.

  As of June 30, 1996, the Company had outstanding commitments for capital expenditures of approximately $1,800 relating primarily to manufacturing tooling.

Recent Accounting Pronouncements
- --------------------------------

  In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". Had SFAS 121 or SFAS 123 been implemented as of June 30, 1996 by the Company there would have been no material effect to the consolidated financial statements.

                          PART II - OTHER INFORMATION



ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
         ----------------------------------------------------

    The Company's annual meeting of shareholders was held on May 23, 1996. At the annual meeting, the Company's shareholders voted on (i) the election of seven directors and (ii) the approval of the Company's 1996 Stock Option Plan. The results of the voting were as follows:

   (i)   Election of Directors
                                     For          Vote Withheld
                                 -----------  ---------------------

         Craig B. Reynolds       10,462,166                  66,445

         Parker H. Petit         10,459,653                  68,958

         J. Terry Dewberry       10,461,667                  66,944

         Alexander H. Lorch      10,459,680                  68,931

         J. Leland Strange       10,455,880                  72,731

         Dr. James J. Wellman    10,454,496                  74,115

         J. Paul Yokubinas       10,458,211                  70,400

   (ii)  Approval of the 1996 Stock Option Plan

                        For:                       9,611,521

                        Against:                     431,862

                        Abstentions:                  91,604

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

       (a)  Exhibits

            The following exhibits are filed as part of this Report:
            10.1 License Agreement dated April 4, 1996, between the Company and Metran Medical Instrument Mfg., Co. Ltd.
            10.2 Stock Purchase Agreement dated June 27, 1996, between the
                 Company and Pasquale J. Costa and Richard W. Holt
            10.3 Third Amendment to Amended and Restated Revolving Credit
                 Agreement dated December 19, 1994, between the Company
                 and Bank of America National Trust and Savings Association
            11   Computation of Earnings Per Common Share
            27   Financial Data Schedule

       (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HEALTHDYNE TECHNOLOGIES, INC.



August ___, 1996              By: /s/ M. Wayne Boylston
                                  -------------------------------------
                                  M. Wayne Boylston
                                  Vice President - Finance,
                                  Chief Financial Officer and Treasurer
                                  (duly authorized and
                                  principal financial officer)

                                 EXHIBIT INDEX



Exhibit Number  Description                                 Numbered Page
- --------------  -----------                                 -------------

    10.1        License Agreement dated April 4, 1996,
                between the Company and Metran Medical
                Instrument Mfg., Co. Ltd.

    10.2        Stock Purchase Agreement dated June 27,
                1996, between the Company and Pasquale J.
                Costa and Richard W. Holt

    10.3        Third Amendment to Amended and Restated
                Revolving Credit Agreement dated December 19,
                1994, between the Company and Bank of America
                National Trust and Savings Association

    11          Computation of Earnings Per Common Share

    27          Financial Data Schedule