Form 10-Q
period 1996-09-30
HEALTHDYNE TECHNOLOGIES INC
filed 1996-11-14
CIK 900307

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934 for the quarterly period ended   September 30, 1996
                                                -------------------------------

                                       or

____ Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from                     to
                                                         -------------------
     ---------------------

Commission file number 0-21776

                           HEALTHDYNE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            GEORGIA                                          52-1756497
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


     1255 KENNESTONE CIRCLE, MARIETTA GEORGIA                     30066
--------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)


                                (770) 499-1212
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X        NO
                                ------         ------


As of November 1, 1996, 12,625,039 shares of the Company's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets

                             (Amounts in thousands)

                                  (Unaudited)

ASSETS                                                    September 30,   December 31,
------
                                                               1996           1995
                                                          --------------  -------------
Current assets:

  Cash and short-term investments                              $  3,193            287
  Trade accounts and notes receivable, less
   allowances of $844 at September 30, 1996 and
   $1,161 at December 31, 1995                                   31,527         32,401
  Inventories:
    Finished goods                                                6,702          8,539
    Work in process                                               4,844          3,750
    Raw materials                                                 7,191          7,645
                                                               --------         ------
      Total inventories                                          18,737         19,934
                                                               --------         ------

  Deferred income taxes                                           1,068          1,744
  Prepaid expenses and other current assets                       2,845          2,000
                                                               --------         ------
      Total current assets                                       57,370         56,366
                                                               --------         ------

Property and equipment                                           18,963         15,833
  Less accumulated depreciation and
    amortization                                                (10,673)        (8,729)
                                                               --------         ------

  Net property and equipment                                      8,290          7,104
                                                               --------         ------

Excess of cost over net assets of businesses acquired,
  less accumulated amortization of $1,627 at
  September 30, 1996 and $1,138 at December 31, 1995             20,483         17,146

Intangible assets, less accumulated
  amortization of $2,932 at September 30, 1996
  and $2,744 at December 31, 1995                                 4,579          2,053
Other assets                                                        830            207
                                                               --------         ------
                                                               $ 91,552         82,876
                                                               ========         ======



See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets


                (Amounts in thousands, except per share amounts)

                                  (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY                        September 30,  December 31,
------------------------------------
                                                                1996           1995
                                                            -------------  ------------

Current liabilities:
  Current installments of long-term debt                          $ 3,958         2,982
  Accounts payable, principally trade                               8,998         9,285
  Accrued liabilities                                               6,454         7,458
                                                                  -------        ------

     Total current liabilities                                     19,410        19,725

Long-term debt, excluding current installments                     29,578        26,250
                                                                  -------        ------

     Total liabilities                                             48,988        45,975
                                                                  -------        ------


Shareholders' equity:
Preferred stock, without par value. Authorized 10,000
  shares; issued none                                                   -             -
Common stock, $.01 par value.  Authorized 50,000 shares;
  issued and outstanding 12,625 and 12,455 shares at
  September 30, 1996 and December 31, 1995, respectively              126           125
Additional paid-in capital                                         22,416        21,112
Retained earnings                                                  20,022        15,664
                                                                  -------        ------

    Total shareholders' equity                                     42,564        36,901
                                                                  -------        ------
                                                                  $91,552        82,876
                                                                  =======        ======

See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)



                                               Three Months Ended    Nine Months Ended
                                                 September 30,         September 30,
                                              --------------------  -------------------
                                                 1996       1995      1996       1995
                                              ----------  --------  ---------  --------

Revenues                                        $29,197    25,671     85,266    81,529
Cost of revenues                                 17,175    15,234     50,337    49,741
                                                -------    ------     ------    ------
   Gross profit                                  12,022    10,437     34,929    31,788

Selling and administrative expenses               7,743     6,665     21,736    19,629
Research and development expenses                 1,590     1,200      4,362     3,438
                                                -------    ------     ------    ------

   Operating earnings                             2,689     2,572      8,831     8,721

Interest income                                      72        75        238       239
Interest expense                                   (634)     (548)    (1,783)   (1,500)
Other expense, net                                  (10)       (3)       (34)      (10)
                                                -------    ------     ------    ------

   Earnings before income taxes                   2,117     2,096      7,252     7,450

Income tax expense                                  856       826      2,894     2,943
                                                -------    ------     ------    ------

   Net earnings                                 $ 1,261     1,270      4,358     4,507
                                                =======    ======     ======    ======

Net earnings per common share and
  common share equivalent                          $.10       .10        .34       .36
                                                =======    ======     ======    ======

Weighted average number of common shares
  and common share equivalents outstanding       12,830    12,950     12,963    12,633
                                                =======    ======     ======    ======




See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)

                                                       Nine Months Ended
                                                         September 30,
                                                       -----------------
                                                       1996        1995
                                                       ----        ----
Cash flows from operating activities:

Net earnings                                           $ 4,358    4,507
Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                        2,621    2,291
    Deferred income taxes                                  676     (344)
(Increase) decrease in:
    Trade accounts and notes receivable                  1,352   (3,348)
    Inventories                                          1,360   (4,807)
    Other assets                                        (1,463)  (1,288)
Increase (decrease) in:
    Accounts payable                                      (661)    (953)
    Accrued liabilities                                 (1,417)     958
                                                       -------   ------

         Net cash provided by (used in)
           operating activities                          6,826   (2,984)
                                                       -------   ------
Cash flows from investing activities:

    Purchase of product rights                          (2,714)    (221)
    Purchases of property and
      equipment                                         (3,130)  (2,038)
    Acquisition of business,
      net of cash acquired                              (1,209)      --
                                                       -------   ------

       Net cash used in
         investing activities                          $(7,053)  (2,259)
                                                       -------   ------




                                                        (continued)

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)


                                                 Nine Months Ended
                                                   September 30,
                                                -------------------
                                                  1996       1995
                                                ---------  --------
Cash flows from financing activities:

    Net borrowings under revolving
      credit agreement                           $ 3,500     5,500
    Principal repayments of long-term debt        (2,344)   (1,255)
    Proceeds from issuance of long-term debt         672       222
    Net borrowings from Healthdyne
      and affiliates                                   -       985
    Proceeds from issuance of common stock         1,305       381
                                                 -------    ------

       Net cash provided by
         financing activities                      3,133     5,833
                                                 -------    ------

       Net increase in cash and short-term
         investments                               2,906       590

Cash and short-term investments at
  beginning of period                                287       620
                                                 -------    ------

Cash and short-term investments at
  end of period                                  $ 3,193     1,210
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

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


1.   General
     -------

     The consolidated condensed financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for interim periods are not necessarily indicative of results that may be expected for the full fiscal year.

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

5.   Credit Agreement
     ----------------

     In June, 1996, the Company entered into an amendment to its Secured Revolving Credit Agreement (the "Credit Agreement") which increased the total commitment from $35,000 to $50,000. Borrowings under the Credit Agreement are limited to a borrowing base established by a formula. Based on this formula, borrowings were limited to approximately $35,000 as of September 30, 1996. Balances under the Credit Agreement will be due in two installments, with $15,000 due in January, 1998 and any remainder due in June, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS)

General
-------

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

     The Company's present operations and future prospects may be influenced by several factors, including but not limited to, development and introduction of new products on a timely basis, developments in the healthcare industry, third party reimbursement policies and practices, and changes in regulatory requirements with respect to approval and sale of medical devices. As a result of the increasing cost of healthcare in the United States, government and third party payors are becoming increasingly focused on promoting cost-effective health care services, and payors in particular have become more involved in decisions regarding diagnosis and treatment to ensure that care is delivered in a cost-effective manner. As a result of this focus on cost-effective healthcare delivery, the Company believes that home-based services and medical products will continue to provide a viable cost-effective alternative to treatment in traditional institutional care settings in many instances. There is no assurance, however, that the increased focus on healthcare expenditures will not decrease the availability of certain equipment, therapies or services offered by the Company.

     The Company's success is dependent to a large extent upon the ability of its customers to obtain adequate reimbursement from third-party payors, such as government and private insurance programs, for procedures using the Company's products. For example, Congress passed legislation in December 1995 (which was vetoed by the President) which would have imposed a plan for balancing the federal budget over a seven year period. The plan included major reductions in Medicare and Medicaid expenditures and would have reduced Medicare payment rates for oxygen by 20% beginning in 1996, gradually rising to 30% by 2002. President Clinton's budget plan contained similar provisions, as well as competitive bidding for selected items of equipment, including oxygen. While Congress has not enacted comprehensive Medicare and Medicaid payment reductions, similar proposals will likely be included as part of future budget legislation. Similarly, the Health Care Financing Administration ("HCFA") has announced a plan to adjust Medicare payment amounts for oxygen and oxygen equipment on the grounds that such amounts are not "inherently reasonable." Before making any such adjustments, HCFA will need to consider specific economic factors and provide notice and an opportunity for public comment. While this plan could be superseded by Congressional action, HCFA reportedly is still considering issuing a proposed rule with potential reductions in oxygen payments in the ranges contained in the balanced budget proposals or possibly higher. Reductions in the reimbursement rates that the Company's customers receive for services rendered could have an adverse impact on the Company. The Company, however, is hopeful that the overall cost-effective nature of diagnosis and treatment in the home will be recognized by any new initiatives.

     The Company's business also may be affected by changes in government regulation to which the Company's products are subject or changes in the manner in which such regulations are enforced or medical devices are approved. The Food and Drug Administration ("FDA") published for comment proposed performance standards for monitors for infants at risk for SIDS. The Company is unable to predict whether, or in what form, these performance standards ultimately will be adopted, but anticipates that it should be able to design and manufacture products that will comply with any such standards.

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

     The Company has announced the planned introduction of several new products beginning in the fourth quarter of 1996 and continuing through 1997 and 1998. These introductions include three new products for its HealthScan subsidiary in the fourth quarter of 1996 through the first quarter of 1997, two new sleep products within the second and third quarters of 1997, the first product in the Company's new line of ventilators in the second half of 1997, a new product for noninvasive bilirubin measurement also in the second half of 1997, and international sales of its fetal oximetry product in 1997 with domestic sales commencing following FDA approval. Timely introduction of products is dependent on several factors, including but not limited to, timely completion of design and engineering work, successfully tested prototypes, clinical device testing, clearance or approval where necessary by the FDA, and availability of materials and components from suppliers. There can be no assurances that each of these products will be introduced, that products will be introduced in accordance with planned schedules or that, once introduced, products will be commercially successful.

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

     On May 22, 1995, Healthdyne, Inc. ("Healthdyne") consummated a transaction pursuant to which the 10,000 shares of the Company's Common Stock owned at that time by Healthdyne were distributed to Healthdyne's shareholders as a tax-free dividend (the "Spin-off"). In an effort to facilitate the Spin-off, the Board of Directors of the Company adopted a special stock option plan pursuant to which options to purchase 1,344 shares of the Company's common stock were granted to holders, including employees of the Company, of outstanding Healthdyne stock options. The Company believes the Spin-off has been and will continue to be beneficial to the Company in that, among other things, it has increased the number of shares of common stock of the Company available for trading and is expected to permit the Company to raise capital more economically and with less restrictions than if it were a subsidiary of Healthdyne.

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

Operating Results
-----------------

     The following table sets forth the percentage of revenues represented by line items in the Consolidated Condensed Statements of Earnings for the three and nine months ended September 30, 1996 and 1995:

                                               Three Months Ended    Nine Months Ended
                                                  September 30,        September 30,
                                              --------------------  -------------------
                                                1996       1995       1996       1995
                                              ---------  ---------  ---------  --------
     Revenues                                    100%       100%       100%      100%
     Cost of revenues                             59         59         59        61
                                                ----       ----       ----      ----
       Gross profit                               41         41         41        39

     Selling and administrative expenses          27         26         26        24
     Research and development expenses             5          5          5         4
                                                ----       ----       ----      ----
       Operating earnings                          9         10         10        11
     Interest expense, net                        (2)        (2)        (2)       (2)
                                                ----       ----       ----      ----
       Earnings before income taxes                7          8          8         9
     Income tax expense                            3          3          3         3
                                                ----       ----       ----      ----
       Net earnings                                4%         5%         5%        6%
                                                ====       ====       ====      ====

     Revenues for the three and nine months ended September 30, 1996 grew to $29,197 and $85,266, respectively, from $25,671 and $81,529 in the equivalent periods in 1995. These increases in revenues were primarily the result of growth in the Company's sleep disorders product line and the introduction of QuantumTM, the Company's noninvasive ventilator, in late 1995. Revenues from the respiratory therapy product line increased 14% in the third quarter of 1996 and remained approximately equal in the first nine months of 1996, as compared to the similar periods in 1995. These results were primarily due to lower unit sales of oxygen concentrators and asthma management products, partially offset by sales of QuantumTM. The decrease in oxygen concentrator volume was due to a significant reduction in sales to the Company's largest domestic customer combined with a slowdown in purchases by many smaller customers. The Company believes that these reductions in purchases have resulted in part from changes in purchasing habits and concerns over potential changes in government reimbursement for oxygen. The decrease in volume in the asthma management product line was primarily due to customer delays in the shipment of certain products. Revenues from the sleep disorders product line increased 6% in the third quarter of 1996 and 14% in the first nine months of 1996 over the comparable periods in 1995 primarily due to the continued growth of the Tranquility(R) CPAP System. Excluding the effect of the acquisition of Fiberoptic Medical Products in June, 1996, revenues from the infant monitor product line increased 9% and 6%, respectively, in the three and nine months ended September 30, 1996 over the year-earlier periods primarily due to the achievement of greater market share.

     The Company's gross profit margins increased .5% and 2 %, respectively, to 41% during the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. These increases were primarily due to the results of the Company's cost reduction program begun during the first quarter of 1995 and to the shift in product sales mix towards higher margin products, such as sleep disorders products.

     Selling and administrative expenses increased as a percentage of revenues in the three and nine months ended September 30, 1996 as compared to the similar periods of 1995 due primarily to lower than expected revenue combined with the expansion of the sales staff and expenses to support the Company's entry into the noninvasive ventilation market.

     Research and development expenses as a percentage of revenues increased slightly in the three and nine months ended September 30, 1996 from the year-earlier periods primarily due to the addition of engineering staff and engineering project costs related principally to the development and introduction of new products.

     The increase in interest expense for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 was primarily due to higher average balances outstanding under the Company's bank credit agreement.

     The effective income tax rate remained relatively constant in the three and nine months ended September 30, 1996 as compared to the similar periods in 1995.

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

     The Company had deferred tax assets of $1,068 at September 30, 1996, which resulted from allowances for uncollectible accounts and accruals and reserves recorded for financial statement purposes but not yet deducted for income tax purposes. Management believes such deferred tax assets will be recoverable through reduced income taxes payable in future periods.


Liquidity and Capital Resources
-------------------------------

     The Company had working capital of approximately $38,000 as of September 30, 1996 and the current ratio was 3.0 to 1.0.

     Cash flow provided by operations was $6,826 in the nine months ended September 30, 1996, compared to cash flow used in operations of $2,984 in the nine months ended September 30, 1995. This improvement is principally a result of the decrease in the Company's trade accounts and notes receivable and inventories. Cash used in investing activities increased to $7,053 in the nine months ended September 30, 1996 as compared to $2,259 in the same period in 1995. This increase was due primarily to the acquisition of Fiberoptic Medical Products, Inc. in June 1996 and an increase in product right payments made pursuant to license agreements.

     The Company entered into an amendment to its Secured Revolving Credit Agreement (the "Credit Agreement") during the second quarter of 1996 which increased the total commitment from $35,000 to $50,000. This facility may be used for general corporate purposes, with borrowings limited to a borrowing base established by a formula. Based on this formula, borrowings under the Credit

Agreement were limited to approximately $35,000 as of September 30, 1996. Balances outstanding under the Credit Agreement will be due in two installments, with $15,000 due in January, 1998 and any remainder due in June, 1999. This facility is secured by all accounts receivable, inventory, deposit accounts and all intangible assets of the Company and contains various covenants, including but not limited to, net worth and financial ratio requirements. The Company had outstanding borrowings of $29,000 under its line of credit at interest rates ranging from 6.94% to 8.50% as of September 30, 1996.

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

     As of September 30, 1996, the Company had outstanding commitments for capital expenditures of approximately $1,500 relating primarily to manufacturing tooling.

Recent Accounting Pronouncements
--------------------------------

     In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". Had SFAS 121 or SFAS 123 been implemented as of September 30, 1996 by the Company there would have been no material effect to the consolidated financial statements.

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits

          The following exhibits are filed as part of this Report:

          11   Computation of Earnings Per Common Share
          27   Financial Data Schedule

     (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HEALTHDYNE TECHNOLOGIES, INC.



November 14, 1996             By: /s/ M. Wayne Boylston
                                  ---------------------------------
                                  M. Wayne Boylston
                                  Vice President - Finance,
                                  Chief Financial Officer and Treasurer
                                  (duly authorized and
                                  principal financial officer)

                                 EXHIBIT INDEX



  Exhibit Number            Description                   Numbered Page
  --------------            -----------                   -------------

     11     Computation of Earnings Per Common Share

     27     Financial Data Schedule