Form 10-K405
period 1996-12-31
HEALTHDYNE TECHNOLOGIES INC
filed 1997-03-31
CIK 900307

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K


  X    Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934 for the fiscal year ended December 31, 1996,
                                       or
       Transition Report Pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 for the transition period from __________________________ to __________________________

                       COMMISSION FILE NUMBER 0-21776
                        HEALTHDYNE TECHNOLOGIES, INC.
           (Exact Name of Registrant as Specified in its Charter)


                 Georgia                                 52-1756497
    (State or other Jurisdiction of                (IRS Employer ID No.)
    Incorporation or Organization)

               1255 Kennestone Circle
                  Marietta, Georgia                          30066
     (Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, including Area Code:  (770) 499-1212

Securities Registered Pursuant to Section 12(b) of the Act: None


Securities Registered Pursuant to Section 12(g) of the Act: Common Stock $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:
                         Yes    X      No
                             -------      -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ X ]

The aggregate market value of the registrant's common stock (based upon the mean of the closing high and low sales price reported by NASDAQ and published in the Wall Street Journal) held by non-affiliates as of March 14, 1997, was approximately $154,528,241.

The registrant had 12,726,866 shares of its common stock outstanding as of March 14, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's proxy statement relating to the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

                                   PART I


ITEM 1.    BUSINESS

     BACKGROUND; OVERVIEW OF BUSINESS



     Healthdyne Technologies, Inc. (the "Company") designs, manufactures, and markets technologically advanced medical devices for use in the home and hospital as well as for specialized clinical settings such as subacute facilities, neonatal intensive care units ("NICU"), sleep laboratories, clinics and physician offices ("Alternate Care Sites"). The Company's principal products include diagnostic and therapeutic devices for the evaluation and treatment of sleep disorders, such as obstructive sleep apnea; peak flow meters and drug delivery devices for the treatment of asthma; oxygen delivery systems, medication nebulizers, and pressure support non-invasive ventilators for the treatment of respiratory disorders; and monitoring devices for newborns and infants at risk for critical disorders such as Sudden Infant Death Syndrome ("SIDS") and jaundice. The Company has established itself as one of the leaders in sales of medical devices in the market for the diagnosis and treatment of sleep disorders through its development of advanced technologies which enable the analysis and treatment of sleep disorders in the home and in sleep labs. In addition, the Company is one of the leaders in the respiratory care market, based on its sales of products for treatment in the home of a variety of respiratory disorders. The Company is also the leading supplier of home monitoring devices for infants at risk for SIDS and is engaged in the development and manufacture of several additional product lines complementary to its focus on home care and Alternate Care Sites, including fetal monitoring during labor and delivery and non-invasive detection of bilirubin.

     The Company was originally established as part of Healthdyne, Inc. ("Healthdyne") to develop and manufacture technologically advanced medical products primarily for the home care market. In 1978, the Company introduced the first commercially available product for the home monitoring of infants at risk for SIDS. Since then, the Company has continued to expand its product lines through the development and acquisition of specialized medical technologies which address home care and other Alternate Care Sites needs, thereby promoting high quality, cost-effective care.

     Since 1988, the Company has increasingly focused on the development of innovative products for the sleep disorders and respiratory care markets. It is currently estimated that over forty million adults in the United States suffer from sleep disorders, including approximately six million adults who suffer from severe obstructive sleep apnea, a chronic disorder with potentially debilitating side effects. According to the National Commission on Sleep Disorders Research, cardiovascular deaths attributable to obstructive sleep apnea may be as high as 38,000 annually in the United States. The Company is currently one of the leading providers of specialized devices to the sleep disorders and respiratory care markets.

     The Company believes that the markets for home-based medical products and health care services, particularly for sleep disorders, ventilation, and asthma management, will continue to experience strong growth as a result of several factors, including: (i) the increasing focus on health care cost containment;
(ii) the increasing application of advanced technologies to develop products specifically designed for use in the home and Alternate Care Sites; and (iii) the emerging preference among clinicians and payors to transition patients from higher cost institutional care settings to lower cost settings, such as subacute facilities and the home.

     The Company is pursuing a strategy of leveraging its existing position as a market leader to expand into related markets with products designed to provide more cost-effective care in lower cost settings. This strategy involves:

     (1) acquiring and developing proprietary technologies that provide solutions for chronic high cost diseases and costly medical procedures;

     (2) recruiting or partnering with personnel and other companies with a proven record of successful product and market development;

     (3) strengthening and reorganizing its distribution in combination with the formation of strategic distribution alliances where necessary; and

     (4) transitioning products away from commodity-based applications and toward innovative designs that would provide cost savings to customers and higher gross margins to the Company.

     The Company was incorporated in Georgia on January 11, 1993 as a wholly-owned subsidiary of Healthdyne. Prior to that time, the Company operated as the manufacturing division (the "Technologies Division") of Healthdyne. On June 22, 1993, the Company consummated its initial public offering, pursuant to which a 19% equity interest was sold, with Healthdyne retaining an 81% interest in the Company.

     On May 22, 1995, Healthdyne consummated a transaction pursuant to which the 10,000,000 shares of the Company's Common Stock owned at that time by Healthdyne were distributed to Healthdyne's shareholders as a tax-free dividend (the "Spin-off"). Effective March 8, 1996, Healthdyne merged with Tokos Medical Corporation to form Matria Healthcare, Inc. ( " Matria" ). All references to Matria herein shall include reference to its predecessor, Healthdyne. Except for certain agreements, including a Distribution
Agreement, a License Agreement for the continued use by the Company of the name "Healthdyne", and Tax Sharing and Indemnification Agreements necessary to accomplish the Spin-off and establish the respective rights and obligations of the parties, and continued utilization at the Company's option of certain administrative services and insurance programs, as well as the manufacture and sale of obstetrical care products to Matria, the Company will conduct its business separately from Matria in the future.

     Unless the context otherwise requires, references herein to the "Company" or Healthdyne Technologies include the Company, its subsidiaries, Healthdyne International, S.A., Apreco Technologies, S.A., Healthdyne U.K. Limited, HealthScan Products, Inc., Fiberoptic Medical Products, Inc., and the Company's predecessor, the Technologies Division.

     RECENT DEVELOPMENTS

     Over the past three years, the Company has been approached by Invacare Corporation ("Invacare") to discuss possible business combination transactions, and, on each occasion and after due consideration of the Invacare overture, the Company determined not to pursue a transaction with Invacare. Following the Company's rejection of an unsolicited offer by Invacare to acquire the Company for consideration of $12.50 per share, on January 27, 1997 Invacare, through its wholly owned subsidiary I.H.H. Corporation, commenced a hostile tender offer to purchase all outstanding shares of the Company's Common Stock for $13.00 cash per share. In conjunction with its offer, Invacare commenced litigation against the Company and certain of its directors, attacking the Company's Shareholder Rights Plan, as well as the constitutionality of certain "business combinations" and "fair price" provisions of the Georgia Business Corporation Code.

     On January 30, 1997, the Board of Directors of the Company voted unanimously to recommend that shareholders reject Invacare's offer and reiterated that the Company was not for sale at that time. In recommending rejection of the offer, the Board of Directors considered a variety of factors, including the opinion of its investment advisor that the price per share offered by Invacare is grossly inadequate, the nature of the markets in which the Company competes, the Company's future business and financial prospects, and the Board's familiarity with the financial condition, business opportunities and current strategies of the Company.

     Invacare's tender offer was initially scheduled to expire on February 24, 1997. The expiration date has twice been extended by Invacare, first to March 24, 1997 and most recently to April 7, 1997. As of March 24, 1997, owners of only 18% of the Company's outstanding Common Stock had accepted the Invacare offer.

     On February 12, 1997, three class action lawsuits were filed by certain individuals seeking injunctive and declaratory relief that would facilitate Invacare's offer. In addition, Invacare has notified the Company of its intention to nominate seven director candidates and to bring certain other business before the Company's 1997 annual meeting of shareholders, which has not yet been scheduled. The Company cannot predict what, if any, other actions may be taken by Invacare or other parties with respect to the offer.

     DESCRIPTION OF BUSINESS

     PRODUCTS

     The Company has developed and currently markets a broad range of therapeutic and diagnostic medical products which address the following core markets: sleep disorders therapeutic and diagnostic products; ventilation products; respiratory therapy products; and infant management products. The Company continues to expand its product lines in each core area to maintain a leadership position in and address the full needs of each market segment it serves.

     The following table sets forth the amounts and percentages of the Company's total revenues accounted for by each of its product lines for each of the last three years:




                                                              YEARS ENDED DECEMBER 31,
                                               1996                    1995                      1994
                                       REVENUE     PERCENTAGE   REVENUE   PERCENTAGE      REVENUE    PERCENTAGE
================================================================================================================
(DOLLAR AMOUNTS IN THOUSANDS)
                                                         C>
SLEEP DISORDERS PRODUCTS              $ 42,963     36.3%   $ 37,197      33.7%         $27,988        31.4%
VENTILATION PRODUCTS                    12,080     10.2       1,666       1.5               --         0.0
RESPIRATORY THERAPY PRODUCTS            44,716     37.8      53,745      48.6           42,190        47.4
INFANT MANAGEMENT PRODUCTS              16,208     13.7      13,815      12.5           13,612        15.3
OTHER                                    2,351      2.0       4,071       3.7            5,222         5.9
                                      --------    -----    --------     -----          -------       -----

TOTAL                                 $118,318    100.0%   $110,494     100.0%         $89,012       100.0%
                                      ========    =====    ========     ======         =======       =====


SLEEP DISORDERS PRODUCTS

     Sleep disorders products constitute one of the Company's more significant product lines. It is estimated that forty million adults in the United States suffer from sleep disorders. The most prevalent of these disorders, obstructive sleep apnea, affects up to twenty million adults, with approximately six million of these individuals' conditions believed to be severe. Based upon recent industry studies and reports, the Company believes that up to 85 percent of all severe sleep apnea patients are, as yet, unidentified. This low level of diagnosis results largely from a general lack of public awareness and education regarding sleep disorders, limitations on the number of available clinical facilities worldwide and, until recently, the lack of suitable equipment to diagnose patients in the home.

     The diagnosis and treatment of sleep disorders such as sleep apnea have expanded significantly in recent years. The diagnosis of these conditions is often made through testing in a sleep disorders laboratory. Typically, patients are referred to sleep labs by physicians, including pulmonologists, neurologists, internists, family physicians and psychiatrists. The Company estimates that in the United States there are currently approximately 1,500 sleep disorders laboratories where clinicians diagnose and treat obstructive sleep apnea as well as other sleep disorders. These laboratories are the most common source of referrals for the Company's Tranquility(R) CPAP system, and comprise the primary customer base for the Company's sleep diagnostic products. In addition to laboratory based studies, home-based sleep studies are beginning to emerge as diagnostic aids.

     Since 1988, the Company has developed a line of therapeutic devices, including its Tranquility(R) CPAP system, and introduced its line of diagnostic devices, including its NightWatch and Alice(R) systems, to address the sleep disorders market, and the Company has plans to introduce several new products in 1997.

  Therapeutic Products

     The Company's principal therapeutic product for sleep disorders is its Tranquility(R) CPAP system, which is designed to treat obstructive sleep apnea. Obstructive sleep apnea is the repeated cessation of breathing during sleep. During obstructive sleep apnea, the upper airway becomes blocked due to the collapse of the pharyngeal tissues into the airway. This collapse is either caused by anatomic factors that may affect the size of the airway or by neuromuscular factors that may decrease the underlying muscular tone of the upper airway. This disorder is characterized by very loud, irregular snoring or other labored breathing sounds of which the patient may not be aware. One of the most significant symptoms for determining both the severity of the disease and the need for treatment is excessive daytime sleepiness. This symptom is a result of the sleep fragmentation caused by the repetitive awakenings which terminate apneic events and may pose a threat not only to the sleep apnea sufferer, but to others as well; recent industry studies indicate that sleep-related accidents are the second leading cause of motor vehicle deaths in the United States.

     The sleep apnea patient also may be at risk for the development of stroke and cardiovascular disease. Periodic apneas are associated with a decrease in the level of blood oxygen saturation and place a strain on the cardiovascular system. Doctors report that those who have severe sleep apnea may experience threatening irregularities or pauses in heartbeat, as well as extremely elevated blood pressure at night and general hypertension in the daytime.

     The vast majority of obstructive sleep apnea patients are treated with devices which use nasal continuous positive airway pressure (CPAP). The Tranquility(R) CPAP system consists of a small, portable air pressurization device, pressure controls and the Soft Series(R) nasal mask. Positive pressure applied during sleep through a nasal mask acts as a pneumatic splint, preventing upper airway collapse or obstruction. A patient using the Company's Tranquility(R) CPAP system should experience immediate and, assuming the continued use of the device, continual relief from obstructive sleep apnea.

     The Company's fourth generation CPAP device, the Tranquility Quest(R) was introduced nationally in November, 1994. Lightweight and compact, Tranquility Quest(R) was designed to control costs and increase patient compliance. The unit features a unique blower, which allows the patient to breath comfortably, thereby promoting the use of the unit regularly.

     The Tranquility(R) product line also includes an expanded clinical version, which can assist the clinician in prescribing the appropriate pressure level. The Company also markets a full range of accessories including nasal masks, headgear, tubing and filters for use with each Tranquility(R) unit and as replacement parts.

   Diagnostic Products

     The Company currently manufactures and distributes a wide range of technologically advanced computer-based products for use in the diagnosis of sleep related disorders. The Company develops products for patient testing in the home which allow clinicians to expand the number of patients who can be served by a traditional sleep disorders laboratory. The Company also provides advanced, technically proficient clinical products for use in sleep disorders laboratories.

     Alice(R). In 1993, the Company acquired all rights to the Alice(R) system, a product previously sold exclusively in Europe. Alice(R) is a computer-based system for use in sleep laboratories and other clinical settings. It is capable of recording up to 25 channels of physiological data, including EEG (brain waves), EKG (cardiac signal), EOG (eye movement), respiration, EMG (muscle activity), blood oxygen saturation, snoring sounds and body position. This information is stored on either a desktop or portable computer prior to permanent storage on optical cartridges.

     In addition to acquiring and storing the patient's physiological data, the Alice(R) system utilizes physician input and internal algorithms to provide a comprehensive range of reports for clinical analysis. Alice(R) can be used on either infants or adults. However, separate software programs were developed specifically for each type of patient, providing the Company with a unique advantage in the marketplace.

     In sleep disorders laboratories, patients are usually studied for two consecutive nights with a multi-channel recorder. Without the use of a computer-based system such as Alice(R) each night of sleep recording produces a paper record of up to 1,000 pages per patient. These recordings must then be manually scored by a trained technician, a task that can take up to four hours. The Company's Alice(R) products are designed to dramatically reduce the costs associated with this process by utilizing computer assistance to eliminate the need for a paper record and enhance the method of presentation, thereby substantially reducing the time involved in and increasing the accuracy of the analysis.

     Nightwatch. Introduced in 1992, Nightwatch is a portable sleep system which monitors up to nine channels of physiological data for up to ten hours per patient. Among other factors, Nightwatch is distinguished by a unique software algorithm, developed by the Company in conjunction with a leading sleep research center, for the analysis of sleep states. In addition, its physiological sensors are specifically designed by the Company for use in the home. These sensors record body position, eye movement, leg movement, heart rate, airflow, chest effort, abdominal effort and blood oxygen saturation, as well as the Tranquility(R) CPAP's pressure level, and transmit the information to a base recording station located in the patient's room. The information is subsequently sent automatically by modem to the sleep laboratory or other clinical setting where it is monitored by a trained clinician. A single Nightwatch system can be expanded economically to conduct sleep studies at multiple locations by adding additional recorders to the central system in order to collect data from several patients simultaneously.

     The Company believes Nightwatch was the first sleep study recording system that not only collected data in a remote site, but also intermittently transmitted data to the medical center via modem. This feature allows the technician in the medical center to observe the incoming data at selected intervals. If a data collection problem occurs, the technician can contact the patient by telephone to correct the problem and permit the study to continue. The Company believes this feature increases the reliability and cost efficiency of data collection from remote sites.

     Remote site recordings are expected to enable sleep disorders laboratories to increase the number of patients studied by allowing testing to be conducted in the patient's home. The Company also believes remote site systems, such as Nightwatch, will reduce the cost of studying patients.

     Other Remote Site Products. The Company offers other remote site products for the evaluation of sleep disorders, including the Infant Diagnostic System. The Infant Diagnostic System consists of a six-channel portable recorder and computer software for processing and printing overnight recordings from infants. The system is used in conjunction with the Company's infant monitors to study patients in the home, as well as in neonatal intensive care units and hospital nurseries. Based upon the system's reports, physicians can decide whether to prescribe or discontinue the use of a home monitor, and whether or not to perform a complete sleep study.

Product Introductions and Related Developments

     In 1997, the Company plans to introduce a new bi-level device, a next generation "Auto" CPAP system, and next generation diagnostic products for the hospital and home. The Company believes that, following introduction of these new products, it will have the most comprehensive sleep disorders product line in the market. To complement this growing product line, the Company has begun distribution of the CNS Breathe Right(R) Nasal Strip - a noninvasive nasal dilator - as an exclusive distributor for the professional medical market.

VENTILATION PRODUCTS

     The ventilation market consists of acute care, portable and non-invasive ventilators. The market is undergoing rapid technological and clinical change, moving away from acute care ventilation in the hospital to lower cost settings within the hospital and to Alternate Care Sites and the home. Because ventilation technology has not changed significantly in many years, current ventilation products do not include certain features required by the more acute patients receiving care in these alternate settings.

     In 1995, the Company entered the ventilation market with the launch of Quantum(TM) a non-invasive ventilator which provides CPAP, as well as additional inspiratory and expiratory pressure support therapy to adult patients who require airway pressure support and airway patency. The Quantum(TM) has had an enthusiastic reception, generating over $12 million of revenue in the first full year of launch, and offers a unique set of features that allows the therapy to be tailored to each patient's comfort level. Quantum(TM) was introduced to the international market in 1997. Recently Quantum(TM) received additional FDA marketing clearance under a new classification which supports the marketing of the device for continuous ventilatory support of adults during chronic or acute respiratory insufficiency.

     In April 1996, the Company licensed proprietary technology for a subacute ventilator, the first in a family of ventilators expected to be introduced by the Company in 1997 and 1998.

     Also, in November 1996, the Company entered into a strategic alliance with Siemens Medical Systems to distribute Quantum(TM) in certain markets throughout the United States and Canada. The Company recently entered into a Letter of Intent to broaden its relationship with Siemens to provide for strategic joint research and development efforts in the areas of subacute and homecare ventilator products to be distributed by both companies. The Letter of Intent also contemplates the Company's distribution of certain new ventilator products of Siemens as well as patient monitoring products for the homecare and alternate site markets. There can be no assurance that the parties will enter into definitive agreements with respect to the matters contemplated by the Letter of Intent, or, if entered into, that such arrangements would be commercially successful.

RESPIRATORY THERAPY PRODUCTS

     The Company manufactures and distributes oxygen concentrators and medication nebulizers for the treatment of respiratory and related disorders in addition to peak flow meters and drug delivery devices for asthma and oximeter products.

   Oxygen Delivery Systems

     The Company's principal respiratory therapy products are oxygen concentrators, which provide a continuous flow of oxygen by separating it from room air with a molecular sieve composed of an inorganic silicate. Oxygen concentrators are generally used in the home by people who require supplemental oxygen. Supplemental oxygen is prescribed for people with a variety of chronic pulmonary disorders, such as lung cancer, emphysema, bronchitis or acute pneumonia. These individuals generally rent an oxygen delivery system from a home medical equipment dealer.

     Typically, the treating physician or the dealer makes the selection of which of three types of oxygen delivery systems is to be delivered to the patient: oxygen concentrators, liquid oxygen systems or high pressure oxygen cylinders. Although the three modalities are generally equivalent therapeutically, a significant factor in selecting an oxygen delivery system is ease of service and cost effectiveness to the dealer who is responsible for delivery of the device and ongoing service at the patient's home.

     Dealers choose from among oxygen concentrator manufacturers based upon several factors, including product value, reliability, price, purchase finance options and other sales service and support. The Company believes it is currently one of the leaders in the manufacture and sale of oxygen concentrators in the United States.

     The Company offers four oxygen concentrator products, all of which produce a continuous flow of up to 95% oxygen. The Alliance(R) 500 and 505 models offer dealers a system which is extremely easy to maintain and service. These two devices, as well as the Healthaire(R) 5000 model, deliver oxygen at the rate of five liters per minute and are suitable for chronic patients in the advanced stages of illness. The less expensive and more compact Healthaire(R) 300 delivers oxygen at the rate of three liters per minute and is typically utilized for the less severe respiratory patient.

     The Company plans to leverage its current market position in oxygen concentrators by entering the liquid oxygen market with the introduction in 1997 of a new liquid oxygen system. The Company also plans to introduce a lower cost oxygen concentrator in 1997 in order to improve margins in a market increasingly dominated by large national accounts and commodity pricing. The combination of a competitive liquid oxygen product and a lower cost oxygen concentrator will allow the Company to bundle the sale of its products to national accounts and regional and local distributors.

  Medication Nebulizers

     Medication nebulizers are devices which dispense medication in a fine mist for inhalation deep into the lungs. The primary uses for nebulizers have been in the treatment of respiratory diseases, such as emphysema and chronic bronchitis, and conditions such as asthma or allergies. Over 50 million patients suffer from such respiratory diseases or conditions and the number has been increasing due, in part, to environmental pollution. An increase in the number of available respiratory medications in recent years, coupled with the cost and efficacy of aerosol delivery methods, also has contributed to the growth of this market.

     The Company entered the nebulizer market in 1992 and has achieved a leading position in terms of unit sales in the domestic market for these products. The Company manufactures and distributes several nebulizer models under the trade name of Inspiration(R). These models utilize a compressor to direct a flow of air through the nebulizer chamber which contains medication in liquid form. The units are totally self-contained and are offered in several voltage configurations, including battery operation. Since the pediatric market comprises approximately 60% of the nebulizer market, the Company has developed a specialized marketing program aimed at this group.

     Healthdyne Technologies' successful nebulizer line, which includes the Inspiration(R) 323 and 929 models will be expanded in 1997 with the planned introduction of the Company's Inspiration(R) 626. This device will feature enhanced cost efficiencies as well as numerous updated characteristics.

  Asthma Management Devices

     The asthma device market is comprised primarily of peak flow meters and drug delivery systems, in particular spacer devices. A peak flow meter provides an objective measure of lung function and is used by the patient at home to assist in the management of asthma. A spacer, when used with a metered dose inhaler (MDI), facilitates the delivery of asthma medications.

     As a result of its 1994 acquisition of HealthScan Products, Inc., the Company believes that it is currently the national leader in the sale of peak flow meters, with products that include the ASSESS(R) peak flow meter and the portable peak flow meter, PERSONAL BEST(R). The Company's MDI drug delivery device, OptiHaler(R) is consistent with new medical reimbursement guidelines, which give preference to devices of this type. The significance of this is highlighted by the fact that an increasing number of asthma-related medications are being designed for metered-dose delivery systems. The Company's peak flow meters and OptiHaler(R) are creating heightened awareness and growth in the home care and consumer markets. In addition, the revised National Asthma Education and Prevention Program (NAEPP) Guidelines issued in March 1997 have placed further emphasis on the use of peak flow meters and spacers to ensure effective asthma management.

     The Company distributes its products to hospitals, home care dealers, retail pharmacies and pharmaceutical companies. The Company sells to these markets either directly or through a network of specialty distributors.

     In early 1997, the Company expanded and strengthened its leadership position in the asthma market by introducing the new OptiChamber(TM) spacer product line as well as a number of other proprietary products. OptiChamber(TM) represents an important growth area based upon the NAEPP's expanded indications for MDI anti-inflammatory therapy, including new recommendations for use with children under five years of age. The Company plans to distribute the new spacer product line through an exclusive network of specialty hospital distributors. In addition, the Company recently entered into an agreement with Allegiance Healthcare that provides for the distribution of several of the Company's asthma products.

  Oximeter Products

     Healthdyne Technologies' oximeter product line includes a full family of products for home care. The 920/920M unit, which allows patients to take readings of their blood oxygen levels and heart rate, features the capability to store up to 18 hours of data. This data can be later downloaded via the Company's technologically advanced software, which prints reports for oximetry analysis.

     The Company's recently added Finger Oximeter was designed to be one of the most portable devices available. The unit, which can be worn around the neck, weighs only two ounces.

INFANT MANAGEMENT PRODUCTS

     The Company's infant management products line currently offers monitors for infants at risk for SIDS and products for the treatment of jaundice. The Company is planning to expand this line in 1997 and 1998 and has licensed and/or has products under development for the non-invasive detection of jaundice and fetal oximetry. Each of these current and planned products is discussed below.

Infant Monitor Products

     The Company's infant monitor products are designed for infants at risk for SIDS. SIDS is the sudden unexpected death of an infant which remains unexplained after investigation and is one of the leading causes of death in the United States of infants between one month and one year of age. Despite extensive research, the causes of SIDS remain unknown. High risk infants who are prescribed home monitors include infants of low birth weight, those who are premature, those who survive a serious cardiorespiratory episode, or those born to a family with a SIDS incident history. There is no alternative therapy generally available.

     The Company has developed and sells a broad range of monitoring and recording products for the infant market. These home monitors sound an alarm if the child's breathing ceases or if abnormal heart rates are detected. The alerted parents then have the opportunity to respond to the infant with physical stimulation, such as touching or gently moving the infant, if necessary. In some cases, it is necessary to administer cardiopulmonary resuscitation.

     In 1978, the Company developed and introduced the first commercially available product for the home monitoring of infants at risk for SIDS. In May 1989, the Company introduced the SmartMonitor(R) a fifth-generation, microprocessor-based design which incorporated many aspects of a physiological recorder into the traditional monitor. In addition to sounding an alarm to alert the parents, the SmartMonitor(R) documents patient episodes with an internal electronic memory system, enabling physicians to study up to six channels of patient waveforms in order to assess the medical significance of the alarm episodes and determine the need for continued monitoring or possible hospitalization. The data collected by the SmartMonitor(R) can be transmitted from the home to a clinical center over phone lines or can be extracted from the SmartMonitor(R) using a memory transfer device such as a computer or "memory module."

     The Company believes it is currently the leader in terms of unit sales in the manufacture and sale of infant monitoring products. The Company believes that the technological advantages of the SmartMonitor(R) relative to competitive devices, such as the SmartMonitor(R)'s ability to record an infant's complete cardiac waveform, to change settings via modem, and to record six channels of patient waveforms, have strengthened the Company's leadership position in this market.

Jaundice Products

     The Company believes that up to sixty percent of the babies born in the United States exhibit jaundice, a condition which is caused by elevated levels of bilirubin in the blood and which, in severe cases, can result in brain damage. The Company's product line for the treatment of jaundice was acquired in June 1996 and includes The Wallaby(R) II phototherapy system, a cost-effective alternative to conventional overhead phototherapy bililights for treating newborn jaundice.

     The current method of diagnosing jaundice, the "heel stick", involves the drawing of blood and is a painful, costly and time-consuming procedure. In 1996, the Company acquired the North American rights to patented technology from SpectRx, Inc. for a non-invasive method of measuring the level of bilirubin in the blood. This will allow detection and diagnosis of jaundice to occur in the entire spectrum of infant care, from hospital to home. This device is scheduled for introduction in late 1997 or early 1998.

Fetal Oximetry

     The current technology utilized in the United States for determining fetal well-being during labor and delivery involves monitoring fetal heart rate. The Company believes fetal heart rate is reliable as a measure of fetal distress only about 50% of the time, and as a result, unnecessary cesarean deliveries are performed and medical-legal exposure is increased. Once approved for use in the United States, fetal oximetry will give clinicians valuable new oxygen data related to fetal well being.

     The Company plans to introduce its new fetal oximetry product in the international market in 1997, with domestic introduction following premarket approval by the Food and Drug Administration (the "FDA"). The Company's product, which utilizes proprietary technology, will provide both fetal oxygen and fetal heart rate information, thereby providing a more complete clinical picture of the baby's status.

OTHER

     The Company manufactures a line of obstetrical products, including the System 37(R) Uterine Activity Monitor, which are sold exclusively to Matria, the successor to Healthdyne, which is engaged in providing obstetrical care services to patients in the home.

     Healthdyne Technologies also offers out-of-warranty depot repair for its complete line of products.

     RESEARCH AND DEVELOPMENT

     The Company believes that identifying emerging areas of cost effective health care and incorporating the advanced technological innovations into its medical products has been, and will continue to be, important to its success. The Company's research and development efforts are focused on maintaining the Company's technological leadership in its core product areas and exploiting opportunities in expanding medical technology markets through upgrading the design and technological sophistication of its current products, as well as developing new products.

     The Company conducts research and development for new products in its manufacturing facilities in Marietta, Georgia and Indianapolis, Indiana, its HealthScan subsidiary in New Jersey, and in its development facility in Brussels, Belgium. The Company also provides engineering and manufacturing support for existing products in the United States. The Company employs a total of 67 persons in such activities, 46 of whom are engineers. Of the 67 staff members, 61 are employed in the United States.

     The research and development staffs, in both the United States and Belgium, perform development tasks ranging from concept development and design to production documentation by employing persons skilled in software, electrical, and mechanical engineering. The Company utilizes an integrated team approach for development staffing, which includes professionals in manufacturing, marketing, and product design, thereby focusing group activities for more timely and effective project completion. Other efficiencies are gained through the use of Company-owned, technologically advanced computer aided design
(CAD) systems and environmental testing equipment, all of which represent substantial Company investment and commitment.

     When appropriate, the Company also utilizes outside resources for highly specialized product development requirements. The Company also has an aggressive business development program to pursue strategic alliances, acquisitions, licenses and other partnerships to help in meeting its strategic objectives and to capitalize on short and long term trends in the industry.

     The Company spent approximately $3.8 million, $4.7 million, and $5.8 million on research and development in fiscal years 1994, 1995, and 1996, respectively.

     INDUSTRY RELATIONSHIPS

     The Company, as part of its research and development strategy, maintains formal contractual relationships with leading physicians and researchers and academic institutions active in the medical devices field. The Company utilizes these relationships in connection with the design, development, and testing of its products. In addition, the Company maintains a number of informal relationships with clinicians throughout the world, as well as with leading organizations such as the American Sleep Apnea Association, the National Association of Apnea Professionals and the Health Industry Manufacturers Association. These relationships assist the Company in identifying new market areas and developing technologies and products, as well as maintaining open communications with prominent members of the industry.

     MARKETING AND SALES

     The Company markets its products through a field sales force comprised of sales employees, independent manufacturers' representatives, and distributors. The Company's field sales force markets its products to the home care and other specialized markets, as well as to the hospital market for certain products. The Company's home health care products are made available to patients through approximately 3,500 dealer locations throughout the United States and Canada. The Company selects its dealers on the basis of their technical and business experience, reputation, and geographical coverage.

     The Company commenced a re-alignment of its sales force in the second quarter of 1996 in order to better address the home and hospital markets through a combination of the Company's two primary sales forces, with sales representatives located in geographic areas designed to enhance efficient sales activity and growth.

     The Company also enters into distributor arrangements, such as the recent agreements with Siemens Medical Systems for distribution of the QuantumTM ventilator and with Allegiance Healthcare for distribution of certain asthma products. See "Ventilation Products" and "Respiratory Therapy Products - Asthma Management Devices."

     The Company also sells its products internationally, primarily in Europe, the Far East, and Latin America. The Company seeks one major distributor for each targeted country and currently has distribution arrangements in 30 countries. Typically, these distributors market the Company's products through their own sales force. Export sales were approximately $14,677,000, $21,285,000, and $26,692,000 in the years ended December 31, 1994, 1995, and
1996,  respectively.

     REIMBURSEMENT

     The cost of a majority of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid, and corporate health insurance plans. Although the Company does not receive payments for its products directly from these programs, the Company's success is largely dependent upon the ability of its customers to obtain adequate reimbursement from third-party payors, such as government and private insurance programs, for procedures using the Company's products. The Company's products are purchased primarily by home care dealers, clinics, hospitals, medical practitioners, and other health care providers, who then bill third party payors for the health care services provided to their patients. Government agencies, private insurers, and other payors generally provide reimbursement for medical care based on the treatment or procedure performed, although some payments are also specific to the type of device provided to a patient.

     The methods by which health care providers, including home care dealers, hospitals, and physicians, are reimbursed for providing services to beneficiaries of the federal Medicare and various state Medicaid programs are subject to change by legislation and regulations at both the federal and state levels. For example, Congress passed legislation in December 1995 (which was vetoed by the President) which would have imposed a plan for balancing the federal budget over a seven year period. The plan included major reductions in Medicare and Medicaid expenditures and would have reduced Medicare payment rates for oxygen by 20% beginning in 1996, gradually rising to 30% by 2002. President Clinton's budget plan contained similar provisions, as well as competitive bidding for selected items of equipment, which could include oxygen delivery systems. Similar proposals could be enacted as part of future budget legislation. Similarly, the Health Care Financing Administration ("HCFA") has announced a plan to adjust Medicare payment amounts for oxygen and oxygen equipment on the grounds that such amounts are not "inherently reasonable". Before making any such adjustments, the HCFA will need to consider specific economic factors and provide notice and an opportunity for public comment. To implement the inherent reasonableness process, the HCFA must find that the current oxygen rates are "grossly excessive" and "not inherently reasonable". The HCFA must consult with the industry likely to be affected by changes in the oxygen reimbursement rate, issue a proposed rule in the Federal Register that substantiates the finding that current Medicare rates for oxygen are "grossly excessive", and issue a final rule that justifies lowering the oxygen reimbursement rate. The inherent reasonableness process would be superseded if Congress were to enact final budget legislation, adjusting payment rates for oxygen.

     The Company cannot predict what effect future changes in reimbursement, coverage and other policies will have on its financial position and results of operations, but hopes that the cost-effective nature of home health care, in general, and the types of products manufactured and sold by the Company in particular, will be recognized by any new government initiatives.

     While private insurance companies have traditionally set their own coverage and reimbursement policies, they are influenced by government payment standards. Significant reductions or changes in reimbursement rates, or other government proposals which limit health care expenditures, could have an adverse effect on the overall growth of markets and the level of demand for the Company's products.

     In addition, third party payors may generally deny reimbursement if they determine that the device used in a procedure has not received appropriate FDA clearance or approval, is not used in accordance with cost-effective treatment methods, or is experimental, unnecessary or inappropriate. Third party payors are also increasingly seeking to reduce the amounts paid for medical products and services, and some private insurers have initiated reimbursement systems designed to slow escalating health care costs. There can be no assurance that changes in payors' reimbursement policies for procedures performed using the Company's products will not adversely affect the Company's ability to sell its products on a profitable basis.

     GOVERNMENT REGULATION

     The Company and its diagnostic products are regulated by the FDA within the framework of medical devices, pursuant to various statutes including the Federal Food, Drug and Cosmetic Act (the "FDC Act") as amended and supplemented by the Medical Device Amendments of 1976 (the "1976 Amendments") and the Safe Medical Devices Act of 1990 ("SMDA"). Pursuant to the 1976 Amendments, the FDA classifies medical devices intended for human use into three classes, Class I, Class II and Class III. The controls applied to the different classifications are those the FDA believes are necessary to provide reasonable assurance that a device is safe and effective. Class I devices are non-critical products which can be adequately regulated by "general controls" that include provisions related to labeling, producer registration, defect notification, records and reports and FDA Good Manufacturing Processes ("GMP"). GMP include implementation of quality assurance programs, written manufacturing specifications and processing procedures, written distribution procedures and record keeping requirements (some Class I devices are exempt from pre-market notification and GMP requirements). Class II devices are products for which the general controls of Class I devices alone are not sufficient to assure the safety and effectiveness of the device and require special controls. The additional special controls for Class II devices include performance standards, post-market surveillance patient registries and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. The FDA inspects medical device manufacturers and distributors and has broad authority to order recalls of medical devices, to seize noncomplying medical devices, to enjoin and/or impose civil penalties on manufacturers and distributors marketing non-complying medical devices and to criminally prosecute violators.

     Section 510(k) of the FDC Act requires individuals or companies manufacturing medical devices intended for human use to file a notice with the FDA at least ninety (90) days before introducing the product into the marketplace. The notice (a "510(k) Notification") must identify the type of classified device into which the product falls, the class of that type and the specific marketed product to which the product claims to be "substantially equivalent". In some cases the 510(k) notification must include data from human clinical studies in order to establish "substantial equivalence." If the registrant states the device is unclassified, but nonetheless claims substantial equivalence to a marketed device or recognized diagnostic procedure, it must explain the basis for that determination. Under the SMDA, the FDA must affirmatively agree with the claim of substantial equivalence before the device may be marketed. In addition, the FDA has announced that it will undertake comprehensive compliance reviews of certain high priority device categories, including possibly apnea monitors. These two developments may lead to tighter controls by the FDA over Healthdyne's infant apnea monitor products.

     If a product does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is a Class III device), the FDA must approve a pre-market approval ("PMA") application before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective.

     Obtaining a PMA application clearance can take several years. Clearance pursuant to a 510(k) Notification can be obtained in less time. In general, clearance of a 510(k) Notification for a Class I or Class II device is obtained by the registrant establishing that the new device is "substantially equivalent" to another device of such Class that is already on the market.
This requires the new device to have the same intended use as a legally marketed predicate device and have the same technological characteristics as the predicate device. If the technological characteristics are different, the new device can still be found to be "substantially equivalent" if information submitted by the applicant (including clinical data if requested) supports a finding that the new device is as safe and effective as a legally marketed device and does not raise questions of safety and efficacy that are different from the predicate device.

     The FDA recently published for comment proposed performance standards for infant apnea monitors (a process that began in 1988), but no final standards have been promulgated to date. The Company is unable to predict whether, or in what form, these performance standards will be adopted and, if adopted, what effect the final standards might have on the sale, use or development of infant apnea monitors for infants at risk for SIDS. The Company anticipates that it should be able to design and manufacture products that will comply with any such standards.

     Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain approvals by foreign countries may be longer or shorter than that required for FDA approval, and regulatory requirements in foreign countries may differ significantly from those of the FDA. The receipt or denial of FDA approval for a particular product may or may not have an effect upon the receipt or denial of regulatory approval for that product in certain other countries.

     The exportation of both approved and unapproved medical devices is regulated by the FDA. In light of passage of the FDA Export Reform Act of 1996, some of the obstacles to exportation of medical devices have been removed or relaxed. However, because this legislation passed relatively recently, there are still numerous questions regarding the actual implementation and interpretation of this law by the FDA.

     As a medical device manufacturer, the Company is subject to inspection on a routine basis by the FDA for compliance with the FDA's current GMP regulations. Under GMP regulations, the Company is subject to numerous procedural and documentation requirements with respect to manufacturing and quality control activities, as well as to periodic inspections of its manufacturing facilities. The Company believes that the manufacturing and quality control procedures it follows meet the requirements of these regulations. If the FDA were to determine that the Company's products were not manufactured in accordance with FDA regulations, in addition to less drastic remedies, the FDA would have the authority to order the Company to cease production of its products and to require that the Company recall products it had already sold. The FDA conducts periodic inspections of the Company's facilities in Marietta, Georgia, the most recent of which occurred in February 1997. At that time no significant issues were raised by the FDA concerning the Company's compliance with GMP regulations. The Company must also comply with other FDA regulations for medical device reporting and, possibly, post-marketing surveillance and device tracking. If the FDA determines that its regulations and other guidelines have not been followed, it may seek to implement extensive enforcement powers, which were strengthened by the enactment of the Safe Medical Devices Act of 1990 and modified by the Medical Device Amendments of 1992. The FDA's powers include the ability to ban products from the market, impose civil penalties, effect recalls of previously sold products from customer locations and restrict the operation of manufacturing facilities. Debarment is among the potential penalties that can be levied by the FDA. Violation of GMPs can also trigger criminal sanctions. The Company believes that it is in substantial compliance with applicable FDA regulations.

     GMP regulations have been significantly expanded by the FDA and the revised regulations will go into effect in mid-1997. There are numerous implementation issues raised by the new GMPs that could affect Healthdyne, including tighter quality assurance procedures, greater design control, and increased tracking requirements.

     Manufacturers of medical equipment may also be subject to various federal and state fraud and abuse laws which establish criminal and civil sanctions and penalties for, among other things, the payment of remuneration to induce the purchase or ordering of a company's products. The Company exercises care to structure its sales and marketing practices to comply with these laws, but there can be no assurance that future interpretations or changes in legislation or regulation will not require the Company to change those practices. There is a possibility that Congress will pass FDA reform legislation which could significantly affect the regulation of Healthdyne and its products by the FDA.

     The Company is pursuing recognition of ISO90001, EN46001, and Medical Device Directive compliance, thereby enabling CE marking of our products. The estimated date of third party audit is the third quarter of 1997; however there is no assurance that recognition of compliance will be received or that if received, will be received within the current time schedule.

     COMPETITION AND CUSTOMERS

     The markets for the Company's products are highly competitive. The Company currently competes on a product-by-product basis with diagnostic measurement and monitoring instruments and therapeutic devices offered by a variety of companies, certain of which have more extensive financial, technical, research and development and/or marketing resources than the Company. In addition, other medical and electronic equipment companies, some of which may have significantly greater resources than the Company, may, in the future, enter the markets in which the Company competes. Such competitors may take actions to meet the Company's new product introductions and other initiatives. Some competitors may be willing to accept lower margins and to reduce prices to compete with the Company. As a result, the Company could fail to achieve anticipated sales increases, to realize anticipated price increases, or otherwise fail to meet its anticipated results. Any of such circumstances would likely have an adverse effect on future financial performance, which effect could be material.

     Consolidation in the healthcare industry has and may continue to adversely affect the Company's business, as customers of the Company merge and competition for their business becomes more intense. The Company's two largest home care dealer customers, both of which were publicly held and had branch locations throughout the U.S., merged in August 1995. This entity, together with similar large national healthcare dealers, have the capability of exerting significant price pressure on manufacturers. Changing buying patterns may also have a negative effect on the Company's business. The Company expects that consolidation among home care dealers is likely to continue; however, the Company cannot predict the effect of such mergers and consolidations on its business.

     BACKLOG

     The amount of backlog at the Company was $2,056,000 and $700,000 as of December 31, 1996 and 1995, respectively. The Company requires a sales forecast on an ongoing basis from its marketing staff. These forecasts are adjusted on a monthly basis. The Company attempts to ship its orders within two weeks of receipt, and builds finished goods inventory to meet its sales forecasts. The Company estimates that all of the backlog at December 31, 1996 will be completed and shipped prior to the end of the current fiscal year.

     PATENTS, TRADEMARKS AND LICENSES

     The Company has depended, and will continue to depend, substantially on its technological expertise in the development and manufacture of its current and future products. In addition, the Company depends, and will likely continue to depend, on trade secret protection and licensing arrangements and, to a lesser extent, on various patents, to strengthen its proprietary position. These licensing arrangements typically provide for a royalty or other payment, consistent with industry norms, to be paid to the licensor based on sales by the Company of products incorporating the licensed technology. The Company is currently in the process of evaluating new technology and, in some cases, is negotiating license agreements for product rights relating to potential new product lines. There is no certainty that these negotiations will be consummated, nor that the product rights, if obtained, will result in immediate revenue to the Company. Trademark registrations have been issued for a variety of the Company's products and registration applications are pending with respect to the names of various other products. The Company typically requires its employees to execute appropriate confidentiality agreements in connection with their employment with the Company. There can be no assurance that these arrangements will not be breached or that the Company will have adequate remedies for such breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information, that the Company can meaningfully protect its rights in unpatented proprietary technology, or that licensing arrangements will be continued. Litigation may be necessary to protect trade secrets or know-how owned by the Company, to enforce patents or trademarks used by the

Company. From time to time, Healthdyne and its subsidiaries receive letters from patent holders alleging that one or more products manufactured or under development by the Company infringe one or more patents of such patent holders. It is the policy of the Company to investigate such allegations. At present, none of such patent infringement claims have risen to the level of pending litigation against the Company or its subsidiaries, although there can be no assurance that such allegations will not lead to litigation involving the Company or its subsidiaries. Any such litigation described herein could result in substantial cost to, and might have a material adverse effect on, the Company.

     MANUFACTURING

     The Company places importance on its ability to manufacture high quality, cost effective and reliable products. Products are subject to stringent quality control inspection and testing throughout the manufacturing process. The Company's principal manufacturing facility is located in Marietta, Georgia. Under certain circumstances, the Company utilizes subcontractors to manufacture products on its behalf or to supply certain components, such as molded plastics and sheet metal parts, if it is more cost-effective to do so. The Company recently has decided to outsource its printed circuit board assembly due to projected cost savings. There is no assurance, however, that these cost savings will be realized or that the supply will continue to be available to the Company as needed.. The Company believes that raw materials for all of its products are readily available from various suppliers.

     EMPLOYEES

     As of February 1, 1997, the Company had approximately 577 full-time employees. The Company believes that its employee relations are good. The Company's employees are not currently represented by a labor organization.

     RELATIONSHIP WITH MATRIA

     Prior to April 21, 1995, Matria provided certain services to the Company under the terms of an Administrative Services Agreement (the "Services Agreement"). Pursuant to the Services Agreement, Matria agreed to provide certain administrative and related services to the Company. These services related to areas such as accounting, legal, tax, data processing, human resources and certain other services, as well as insurance coverages. The Company entered into a Revised Services Agreement (the "Revised Services Agreement") on April 21, 1995 with Matria which provides for a reduced amount of administrative services to the company from Matria, primarily relating to tax, data processing, human resources and insurance. This Agreement was extended on a month-to-month basis effective January 1, 1997 and may be terminated upon thirty (30) days prior written notice. Charges for these services are made on a monthly basis in amounts which are estimated to equal Matria's cost, including overhead, of providing the services. For the years ended December 31,

1994, 1995, and 1996, the Company reimbursed Matria for the cost of the administrative and personnel services provided by employees of Matria in the amounts of $854,000, $918,000, and $235,000 respectively. In addition, the Company paid $693,000, $637,000, and $289,000 to reimburse Matria for the cost of various insurance premiums paid by Matria on behalf of the Company for the years ended December 31, 1994, 1995, and 1996, respectively. The Company is
under no obligation to purchase such services from Matria.   These amounts paid
by the Company to Matria for services, however, may not be representative of the amount of services required by the Company in the future. The balance of such services will be provided either by Company personnel or by third parties.

     The Company has an arrangement with Matria under which the Company may supply the System 37 Uterine Activity Monitor to Matria at a price which is approximately 33% over the Company's manufacturing cost. As a result of this arrangement, without the consent of Matria, the Company is prohibited from selling the System 37 monitor and other competing obstetrical care products to other parties. The aggregate amount paid by Matria, Matria's predecessor, to the Company for equipment purchased by Matria from the Company in 1994, 1995, and 1996 was approximately $4.1 million, $2.4 million, and $.5 million, respectively. In those years, the Company has also provided certain research and development services related to the System 37 and certain other products for which Matria paid the Company $540,000, $309,000, and $228,000 in 1994, 1995 and 1996, respectively.

     FORWARD-LOOKING STATEMENTS

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:

     The Company has announced the planned introduction of numerous new products in 1997 and 1998. These actions are scheduled to be completed on an accelerated timetable. Timely introduction of products is dependent on several factors, including but not limited to, timely completion of design and engineering work, successful tested prototypes, clinical device testing, clearance or approval where necessary by the FDA, intellectual property matters and availability of materials and components from suppliers. There can be no assurances that each of these products will be introduced, the products will be introduced in accordance with planned schedules, or that, once introduced, products will be commercially successful. The anticipated rapid development cycle also may result in higher than anticipated warranty claims, which also could adversely affect future financial performance.

     The Company competes in a highly competitive environment with numerous competitors which are financially strong and capable of competing effectively with the Company in the marketplace. Such competitors may take actions to meet the Company's new product introductions and other initiatives. Some competitors may be willing to accept lower margins and to reduce prices to compete with the Company. As a result, the Company could fail to achieve anticipated sales increases, to realize anticipated price increases, or otherwise fail to meet its anticipated results. Any of such circumstances would likely have an adverse effect on future financial performance, which effect could be material.

     The Company anticipates achieving higher margins for certain of its new products. The Company operates in a highly competitive industry, and its ability to improve margins may be limited due to competitive pressures. A failure to achieve better margins would likely have an adverse effect on future financial performance, which effect could be material.

     The Company's success is dependent to a large extent upon the ability of its customers to obtain adequate reimbursement from third-party payors, such as government and private insurance programs, for procedures using the Company's products. As discussed herein and in previous reports filed with the SEC by the Company, congressional and regulatory proposals for reducing reimbursement for oxygen concentrators have adversely affected the Company's sales and margins for oxygen concentrator products. Similar initiatives as a result of the governmental focus on achieving cost-effective healthcare delivery could also adversely affect the Company's business.

     The Company's business may also be affected by changes in government regulation to which the Company's products are subject or changes in the manner in which such regulations are enforced or medical devices are approved. The Food and Drug Administration ("FDA") has published for comment proposed performance standards for monitors for infants at risk for SIDS. The Company is unable to predict whether, or in what form, these performance standards ultimately will be adopted, but anticipates that it should be able to design and manufacture products that will comply with any such standards.

     Consolidation in the healthcare industry has and may continue to adversely affect the Company's business, as customers of the Company merge and competition for their business becomes more intense. In August 1995, the Company's two largest home care dealer-customers merged. The Company expects that the consolidation among home care dealers is likely to continue; however, the Company cannot predict the effect of such mergers and consolidations on its business or distribution channels.

     The Company has in the past acquired other companies in an effort to expand its product offerings and may continue to do so in the future.
No assurance can be given that any such acquisitions will be consummated by the Company or if consummated that they will be financially or operationally successful.

     The Company enters into license agreements from time to time in connection with the introduction of new products or enhancements of existing products. These agreements generally do not require the expenditure of material sums; however, if the commercial introduction of the licensed product is successful, the licensed product may be important to future Company revenue and products. No assurance may be given that any such license agreements will result in the commercial introduction of a viable product or that the product, once introduced, will be financially or operationally successful.

     Other factors which could potentially have a material adverse effect on the Company's business include the costs and other effects of legal and administrative cases and proceedings (whether civil, such as environmental and product related, or criminal), settlements and investigations, claims, and changes in those items, and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses.

     The information contained herein is not intended to be an exhaustive description of the risks and uncertainties inherent in the Company's business or in its strategic plans. Please see sections entitled "Business - Recent Developments", "Business - Patents, Trademarks and Licenses", and "Legal Proceedings".

ITEM 2. PROPERTIES

     The Company leases its warehouses, offices and manufacturing facilities and believes these facilities to be well-maintained, adequately insured and suitable for their present and intended uses. Information concerning certain of the leased facilities of the Company is set forth in Note 13 to Consolidated Financial Statements of the Company and the table below:



                        Square   Expiration
      Location          Feet     Date of Lease   Use
      ----------------  -------  --------------  -------------------------

      Marietta, GA      127,098  December 1999   Manufacturing and offices
      Marietta, GA       17,282  July 1997       Manufacturing and offices
      Cedar Grove, NJ     6,000  Month to month  Offices
      Vista, CA          27,692  January 2001    Manufacturing and offices
      Indianapolis, IN   27,700  January 2002    Warehouse and offices


     In addition to the facilities described above, the Company also maintains smaller facilities in Allentown, Pennsylvania, Brussels, Belgium and Concord, Ontario, Canada.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved, from time to time, in product liability litigation relating to its products. The Company currently has in force product liability insurance with coverage limits, subject to a self-insured retention of $100,000 per occurrence, of $7.5 million per occurrence and in the aggregate, annually. The Company's current insurance policies provide coverage on a claims-made basis and are subject to annual renewal. Based on discussions with its insurance advisors, the Company currently expects to be able to obtain product liability insurance on satisfactory terms in the immediate future. Product liability insurance, however, is expensive, can be difficult to obtain, and at some point in the future may not be available on acceptable terms, if at all. There can be no assurance that the coverage limits of such policies will be adequate. Based upon the Company's prior experience and its applicable product liability insurance coverage, the Company does not expect such litigation to have a material adverse effect upon the financial condition of the Company. From time to time, the Company is also involved in various business and employee litigation. The Company cannot predict whether such litigation will have a material adverse effect on the financial condition of the Company.

     As discussed in the section entitled "Business - Recent Developments", the Company is currently involved in litigation related to Invacare Corporation's unsolicited offer to acquire the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a brief description of the executive officers of the Company at March 14, 1997:

     CRAIG B. REYNOLDS, age 48, has served as President of the Company since January 1987 and became Chief Executive Officer and a director of the Company in March 1993. Previously, he served as President of the Healthdyne Cardiovascular Division of Healthdyne, from January 1985 to December 1986 and as Vice President of Business and Technology Development of the Technologies Division of Healthdyne from January 1981 to December 1984. He joined Healthdyne in 1981.

     M. WAYNE BOYLSTON, age 39, joined the Company in May 1995 as its Vice President - Finance, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Boylston was Vice President and Corporate Controller of Healthdyne. Mr. Boylston joined Healthdyne in October 1982 and has held various positions with

Healthdyne, including Corporate Controller from March 1990 to February 1994 and Vice President and Controller from February 1994 to May 1995.

     ROBERT M. JOHNSON, age 49, is the Senior Vice President of Business Development. Mr. Johnson was with Nellcor, Inc. prior to joining the Company in March 1994. At Nellcor, Mr. Johnson held the position of Vice President and General Manager, Perinatal Division. Prior to his position with Nellcor, Mr. Johnson served as the President of Fiber Imaging, Inc., a fiberoptic company in St. Louis, Missouri.

     LESLIE R. JONES, age 40, has been Vice President, General Counsel and Secretary of the Company since May 1995. Prior to that time, she held the position of Vice President of Legal Affairs of Healthdyne. Ms. Jones joined Healthdyne in 1985 as Associate Counsel. Ms. Jones served as Assistant General Counsel of Healthdyne commencing in 1987, and became Vice President of Legal Affairs in 1991.

     JOHN L. MICLOT, age 38, has been Senior Vice President, Sales and Marketing for the Company since November 1995. Prior to that time, he was Vice President of Marketing of Medex, Inc. which he joined in February 1994. Mr. Miclot previously held several senior positions of responsibility in marketing, international activities and sales with Ohmeda Division of British Oxygen Corporation, which he joined in November 1988.

     JEFFREY A. NORTH, age 44, has been Vice President and Corporate Controller since March 1996. Previously, Mr. North was Controller of the Company from 1984 until February 1996. Mr. North has been with the Company since 1983.

     ROBERT E. TUCKER, age 47, has been Senior Vice President of Operations since March 1994. Previously, Mr. Tucker was Vice President of Operations of the Company from September 1985 until March 1994. Mr. Tucker joined the Technologies Division of Healthdyne in 1982.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market under the symbol "HDTC". The following table sets forth, for the calendar periods indicated, the high and low sales prices of the common stock from January 1, 1995 through December 31, 1996. The approximate number of holders of record of the Company's common stock at March 14, 1997 was 1,966.


        Calendar Quarter                        Low                      High
        ----------------                        ---                      ----

1995      First                                8.63                     12.63
          Second                               9.88                     12.13
          Third                               10.25                     15.88
          Fourth                               9.63                     13.75

1996      First                                8.50                     13.50
          Second                               9.88                     14.88
          Third                                8.13                     13.25
          Fourth                               7.63                     10.00


     The Company has paid no dividends since the effective date of its initial public offering and has no present intention to declare any dividends. Pursuant to the terms of an Amended and Restated Secured Revolving Credit Agreement, dated December 29, 1994, as amended, the Company is restricted from the payment of certain dividends.

ITEM 6.   SELECTED FINANCIAL DATA

          (Amounts in thousands, except per share amounts)


                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                          1996              1995       1994      1993    1992
                                          ----              ----       ----      ----    ----
STATEMENT OF EARNINGS DATA:
Revenues                                $118,318           110,494    89,012    68,598  54,384
Operating earnings                        11,615            12,209     8,712     9,202   7,097
Net earnings                               5,725             6,287     5,105     5,215   3,861
Net earnings per common share               0.44              0.50      0.41      0.47    0.39
Weighted average number
 of common shares and common
 share equivalents outstanding            12,919            12,694    12,401    11,184  10,000



                                                            DECEMBER 31,
                                                            ------------

                                                       1996             1995         1994       1993     1992
                                                       ----             ----         ----       ----     ----
BALANCE SHEET DATA:
Working capital                                       $36,887          36,641        28,489    26,300   16,770
Total assets                                           98,078          82,876        69,412    44,629   28,392
Due to Healthdyne and affiliates, net                     --               --            --        --   10,601
Long-term debt                                        29,078           26,250        20,900     4,500       --
Total liabilities                                     53,808           45,975        36,377    14,642   17,835
Redeemable preferred stock                                --               --         3,500     5,500    6,000
Shareholders' equity                                  44,270           36,901        29,535    24,487    4,557




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (Amounts in thousands)


     Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as, but not limited to, the sections entitled "Business - Recent Developments" and "Business - Forward Looking Statements" herein, as well as factors discussed or identified from time to time in the Company's filings with the Securities and Exchange Commission.

                                   GENERAL

     Healthdyne Technologies' revenues are derived from sales of technologically advanced medical devices primarily for use in the home and Alternate Care Sites. These products include diagnostic and therapeutic devices for the evaluation and treatment of sleep disorders, oxygen delivery systems, noninvasive ventilators, medication nebulizers, peak flow meters and drug delivery systems for the treatment of respiratory disorders, and monitors for infants at risk for SIDS, as well as a limited line of obstetrical care products. The Company markets its products, both domestically and internationally, through a dedicated sales force and a network of independent manufacturers' representatives and distributors.

     The Company is the subject of an unsolicited hostile tender offer from Invacare Corporation. The offer, whether or not successful, may have a material adverse effect on the operation of the Company. Please see the section entitled "Business - Recent Developments".

     The Company has announced the planned introduction of numerous new products in 1997 and 1998. These actions are scheduled to be completed on an accelerated timetable. Timely introduction of products is dependent on several factors, including but not limited to, timely completion of design and engineering work, successful tested prototypes, clinical device testing, clearance or approval where necessary by the FDA, intellectual property matters and availability of materials and components from suppliers. There can be no assurances that each of these products will be introduced, the products will be introduced in accordance with planned schedules, or that, once introduced, products will be commercially successful. The anticipated rapid development cycle also may result in higher than anticipated warranty claims, which also could adversely affect future financial performance.

     The Company competes in a highly competitive environment with numerous competitors which are financially strong and capable of competing effectively with the Company in the marketplace. Such competitors may take actions to meet the Company's new product introductions and other initiatives. Some competitors may be willing to accept lower margins and to reduce prices to compete with the Company. As a result, the Company could fail to achieve anticipated sales increases, to realize anticipated price increases, or otherwise fail to meet its anticipated results. Any of such circumstances would likely have an adverse effect on future financial performance, which effect could be material.

     The Company's present operations and future prospects may be influenced by several factors, including developments in the healthcare industry, third-party reimbursement policies and practices, and changes in regulatory requirements with respect to approval and sale of medical devices. As a result of the increasing cost of healthcare in the United States, government and third-party payors are becoming increasingly focused on promoting cost-effective healthcare services, and payors, in particular, have become more involved in decisions regarding diagnosis and treatment to ensure that care is delivered in a cost-effective manner. As a result of this focus on cost-effective healthcare delivery, the Company believes that home-based healthcare services and medical products will continue to provide a viable cost-effective alternative to treatment in traditional institutional care settings in many instances.

     The Company's success is dependent to a large extent upon the ability of its customers to obtain adequate reimbursement from third-party payors, such as government and private insurance programs, for procedures using the Company's products. For example, Congress passed legislation in December 1995 (which was vetoed by the President) which would have imposed a plan for balancing the federal budget over a seven year period. The plan included major reductions in Medicare and Medicaid expenditures and would have reduced Medicare payment rates for oxygen by 20% beginning in 1996, gradually rising to 30% by 2002. President Clinton's budget plan contained similar provisions, as well as competitive bidding for selected items of equipment, which could include oxygen. Similar proposals could be enacted as part of future budget legislation. Similarly, the Health Care Financing Administration ("HCFA") has announced a plan to adjust Medicare payment amounts for oxygen and oxygen equipment on the grounds that such amounts are not "inherently reasonable". Before making any such adjustments, HCFA will need to consider specific economic factors and provide notice and an opportunity for public comment. While this plan would be superseded if Congress were to enact final budget legislation, HCFA intends to issue a proposed rule with potential reductions in oxygen payments in the ranges contained in the budget legislation. Reductions in the reimbursement rates that the Company's customers receive for services rendered could have an adverse impact on the Company. The Company, however, is hopeful that the overall cost-effective nature of diagnosis and treatment in the home will be recognized by any new initiatives.

     The Company's business also may be affected by changes in government regulation to which the Company's products are subject or changes in the manner in which such regulations are enforced or medical devices are approved. Performance standards in proposed form for monitors for infants at risk for SIDS recently have been published for comment by the FDA. The Company is unable to predict whether, or in what form, these performance standards ultimately will be adopted, but anticipates that it should be able to design and manufacture products that will comply with any such standards.

     A number of businesses within the healthcare industry, including in some instances customers of the Company, recently have begun to consolidate in order, among other things, to increase the size, efficiency and purchasing power of the entities in question, to broaden the number and nature of products and services offered to consumers or simply to better serve the changing healthcare industry with its focus upon cost-effective medical care. The Company's two largest home care dealer customers, both of which were publicly held and had branch locations throughout the U.S., merged in August 1995. The consolidated entity, which represents approximately

20% of homecare dealers, together with similar large national healthcare dealers, have the capability of exerting significant price pressure on manufacturers. Changing buying patterns may also have a negative effect on the Company's business. The Company expects that consolidation among home care dealers is likely to continue; however, the Company cannot predict the effect of such mergers and consolidations on its business.

     The Company acquired HealthScan Products during 1994 and acquired Fiberoptic Medical Products, Inc. and Trent Products Limited during 1996 in an effort to broaden its product offerings and will continue to examine possible candidates for acquisitions in the future should the opportunity arise. No assurances, however, can be given that any such acquisitions will be consummated by the Company or, if consummated, that they will be financially or operationally successful.

     On May 22, 1995, Healthdyne consummated a transaction pursuant to which the 10,000 shares of the Company's Common Stock owned at that time by Healthdyne were distributed to Healthdyne's shareholders as a tax-free dividend (the "Spin-off"). In an effort to facilitate the Spin-off, the Board of Directors of the Company adopted a special stock option plan pursuant to which options to purchase 1,344 shares of the Company's common stock were granted to option holders, including employees of the Company, of outstanding Healthdyne stock options. The Company believes the Spin-off has been and will continue to be beneficial to the Company in that, among other things, it will increase the number of shares of common stock of the Company available for trading and is expected to permit the Company to raise capital more economically and with less restrictions than if it were a subsidiary of Healthdyne.

     Although the Company derives a portion of its revenues from foreign customers, substantially all of these sales have historically been invoiced in U.S. Dollars and, therefore, the Company has not been exposed to any significant foreign exchange rate risk. The Company does not expect that a significant portion of its foreign sales in the future will be invoiced in currencies other than U.S. Dollars and, therefore, does not anticipate that it will be exposed to a material amount of exchange rate risk. However, no assurance can be given that this will be the case.

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes presented in another section of this Form 10-K.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues by line items in the Consolidated Statements of Earnings.



                                                  YEARS ENDED DECEMBER 31
                                                  -----------------------
                                             1996         1995         1994
                                             ----         ----         ----
Revenues                                    100%           100%         100%
Cost of Revenues                             60             60           62
                                            ---            ---          ---
Gross Profit                                 40             40           38
Selling & Administrative Expenses            25             24           24
Research & Development Expenses               5              5            4
                                            ---            ---          ---
Operating Earnings                           10             11           10
Interest Expense                              2              2            1
Interest and Other Income                    --             --            1
                                            ---            ---          ---
Earnings Before Income Taxes                  8              9           10
Income Tax Expense                            3              3            4
                                            ---            ---          ---
Net Earnings                                  5%             6%           6%




     Revenues for 1996 grew 7% to $118,318 from $110,494 in 1995. This increase in revenues reflects strong growth in the Company's sleep disorders and ventilation product lines, offset somewhat by a reduction in revenues from the respiratory therapy and asthma management product lines. Revenues from the sleep disorders product line were up 15% in 1996 over 1995, due principally to unit sales growth of the Tranquility(TM) CPAP system. The Company introduced Quantum(TM) its noninvasive ventilator, in late 1995 and sales of this product grew to over $12,000 in 1996. Revenues from the respiratory therapy product line decreased 17% in 1996 from 1995, due primarily to lower unit sales of oxygen concentrators and asthma management products. The decrease in oxygen concentrator volume was due to a significant reduction in sales to the Company's largest domestic customer combined with a slowdown in purchases by many smaller customers. The Company believes that these reductions in purchases have resulted in part from changes in purchasing habits and concerns over potential changes in government reimbursement for oxygen. The decrease in volume in the asthma management product line was primarily due to customer delays in the shipment of certain products. Excluding the effect of the acquisition of Fiberoptic Medical Products in June, 1996, revenues from the infant management product line increased 3% in 1996 over 1995, primarily due to the achievement of greater market share.

     Revenues for 1995 grew 24% to $110,494 from $89,012 in 1994. This increase in revenues was led by sales of the Company's sleep disorders product line, which increased 33% over the prior year, due principally to unit sales growth of the Tranquility(R) CPAP system and the Alice(R) sleep diagnostic system. Revenues from the Company's respiratory therapy product line, exclusive of revenue associated with the acquisition of HealthScan Products, increased 9% over the prior year. The infant management product line's revenue in 1995 was approximately equal to that of 1994.


     The Company's international sales grew in each of these periods due to the growing acceptance of the Company's products in Europe , Canada and the Far East. Export sales increased to $26,692 in 1996 (22.6% of revenues) from $21,285 in 1995 (19.3% of revenues) and $14,677 in 1994 (16.5% of revenues).

     The Company's percentages of total revenues accounted for by its four main product lines for the years ended December 31, 1996, 1995 and 1994, respectively, were: sleep disorders products, 36%, 34% , and 31%, ventilation products, 10%, 2% and 0%; respiratory therapy products 38%, 49%, and 47%, and infant management products 14%, 13%, and 15%, respectively.

     The Company's gross profit was 40% of revenues for 1996 and 1995, compared to 38% for 1994. The increase in gross profit margin from 1994 to 1995 and 1996 is primarily attributable to increased sales of higher margin products.

     Selling and administrative expenses increased slightly as a percentage of revenues in 1996 from 1995 and 1994 due primarily to lower than expected revenue combined with the expansion of the sales staff and expenses to support the Company's entry into the noninvasive ventilation market.

     Research and development expenses increased to $5,751 in 1996 from $4,705 in 1995 and $3,848 in 1994, primarily due to the addition of engineering staff and engineering costs related principally to the development and introduction of new products. As a percentage of revenues, these expenses have remained relatively constant from 1994 through 1996.

     Interest expense increased in 1996 and 1995 from 1994 primarily due to higher average balances outstanding under the Company's bank credit agreement. These higher average balances outstanding were primarily due to the acquisition of HealthScan Products in the fourth quarter of 1994.

     The effective tax rate remained relatively constant at 40% for 1996, 1995, and 1994.

     Until May 22, 1995, the Company's provision for income taxes was determined based upon a tax sharing arrangement with Healthdyne due to the inclusion of the Company's operating results in Healthdyne's consolidated tax return. Under that arrangement, the Company's provision for income taxes has been determined as if the Company had filed separate federal and state corporate income tax returns. Such provision may not reflect the Company's actual tax rate had it not been consolidated with Healthdyne for tax purposes.

     The Company had deferred tax assets of $1,903 at December 31, 1996, which resulted from allowances for uncollectible accounts and accruals and reserves recorded for financial statement purposes but not yet deducted for income tax purposes. Management believes such deferred tax assets will be recoverable through reduced income taxes payable in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of approximately $36,900 and $36,600 at December 31, 1996 and 1995, respectively. This increase was due to the growth of the Company's business. During the past two years, the Company has financed its operations primarily through internally generated cash flow and amounts available under its bank line of credit.

     Net cash provided by operating activities was $10,968 in 1996, as compared to net cash used in operating activities of $2,469 in 1995 and net cash provided by operations of $1,842 in 1994. The improvement in operating cash flow in 1996 from 1995 was due in part to improved inventory management and increased accounts payable. The net use of cash during 1995 was due primarily to increases in inventories and accounts receivable. This increase in inventories was primarily due to the expansion of the Company's product offerings and a shortfall from projected sales in the oxygen concentrator product line. The increase in accounts receivable was due to international sales (which typically have extended payment terms) growing at a faster rate than total sales and to an increase in the amount of domestic sales that have extended payment terms. Cash used in investing activities increased to $9,447 in 1996 from $4,168 in 1995, which was down from $15,537 in 1994. The increase in 1996 was primarily due to the acquisition of Fiberoptic Medical Products and Trent Products Limited and payments made pursuant to product right purchase agreements.

     The Company entered into a Secured Revolving Credit Agreement in June 1993 (the "Credit Agreement") with two commercial banks and in December 1994 entered into an amendment to the Credit Agreement which increased the total commitment from $15,000 to $25,000. During the last half of 1995, the Credit Agreement was amended again to increase the total commitment to $35,000. The Credit Agreement was further amended in June 1996 to add a term loan commitment of $15,000. The revolving credit facility expires and is payable in full in June 1999 and the term loan matures on January 31, 1998. This facility may be used for general corporate purposes and is secured by all accounts receivable, inventory, deposit accounts and all intangible assets of the Company and contains various covenants, including but not limited to, net worth and financial ratio requirements. The Company had outstanding borrowings of $28,500 under its Credit Agreement at interest rates ranging from 7.16% to 8.5% as of December 31, 1996.

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

     As of December 31, 1996, the Company had outstanding commitments for capital expenditures of approximately $700 relating primarily to manufacturing tooling.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors' report thereon are included as pages F-1 through F-20 of this Annual Report on Form 10-K:


                                                                  PAGE


         Independent Auditors' Report                              F-1

         Consolidated Balance Sheets:  December 31, 1996 and 1995  F-2

         Consolidated Statements of Earnings:
          Years ended December 31, 1996, 1995, and 1994            F-3

         Consolidated Statements of Shareholders' Equity:
          Years ended December 31, 1996, 1995, and 1994            F-4

         Consolidated Statements of Cash Flows:
          Years ended December 31, 1996, 1995, and 1994            F-5

         Notes to Consolidated Financial Statements                F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Healthdyne Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Healthdyne Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthdyne Technologies, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                             KPMG PEAT MARWICK LLP


Atlanta, Georgia
February 7, 1997

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995

                    (In thousands, except per share amount)



                             Assets                                1996     1995
                             ------                                ----     ----

Current assets:
  Cash and cash equivalents (note 12)                              $3,041     287
  Trade accounts and notes receivable, less allowances of $1,193
    and $1,161 at December 31, 1996 and 1995, respectively         36,164  32,401
  Inventories (note 4)                                             18,593  19,934
  Deferred income taxes (note 8)                                    1,523   1,744
  Prepaid expenses and other current assets                         2,296   2,000
                                                                  -------  ------
          Total current assets                                     61,617  56,366

Property and equipment, net (note 5)                                9,294   7,104
Excess of cost over net assets of businesses acquired, less
  accumulated amortization of $1,815 and $1,138 at December 31,
  1996 and 1995, respectively (note 3)                             20,911  17,146
Intangible assets, less accumulated amortization of $2,992
  and $2,744 at December 31, 1996 and 1995, respectively            5,410   2,053
Deferred income taxes (note 8)                                        380       -
Other assets                                                          466     207
                                                                  -------  ------

                                                                  $98,078  82,876
                                                                  =======  ======
               Liabilities and Shareholders' Equity
               ------------------------------------
Current liabilities:
  Current installments of long-term debt (notes 6 and 12)          $2,610   2,982
  Accounts payable, principally trade                              12,375   9,285
  Accrued liabilities (note 7)                                      9,745   7,458
                                                                  -------  ------
          Total current liabilities                                24,730  19,725

Long-term debt, excluding current installments (notes 6 and 12)    29,078  26,250
                                                                  -------  ------
          Total liabilities                                        53,808  45,975
                                                                  -------  ------

Shareholders' equity (notes 9 and 11):
  Preferred stock, without par value. Authorized 10,000 shares;
    none issued                                                         -       -
  Common stock, $.01 par value. Authorized 50,000 shares;
    issued 12,628 and 12,455 shares at December 31, 1996
    and 1995, respectively                                            126     125
  Additional paid-in capital                                       22,755  21,112
  Retained earnings                                                21,389  15,664
                                                                  -------  ------
          Total shareholders' equity                               44,270  36,901

Commitments and contingencies (notes 11, 13, and 14)
                                                                  -------  ------
                                                                  $98,078  82,876
                                                                  =======  ======


See accompanying notes to consolidated financial statements.

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Earnings

                Years ended December 31, 1996, 1995, and 1994

                   (In thousands, except per share amounts)



                                                       1996     1995     1994
                                                     --------  -------  ------

 Revenues (notes 2 and 15)                           $118,318  110,494  89,012
 Cost of revenues (note 2)                             70,981   66,692  55,441
                                                     --------  -------  ------
          Gross profit                                 47,337   43,802  33,571

 Selling and administrative expenses (note 2)          29,971   26,888  21,011
 Research and development expenses                      5,751    4,705   3,848
                                                     --------  -------  ------
          Operating earnings                           11,615   12,209   8,712

 Interest income                                          368      318     305
 Interest expense                                     (2,398)  (2,117)   (634)
 Other income (expense), net                             (55)     (21)     105
                                                     --------  -------  ------
          Earnings before income taxes                  9,530   10,389   8,488

 Income tax expense (note 8)                            3,805    4,102   3,383
                                                     --------  -------  ------
          Net earnings                               $  5,725    6,287   5,105
                                                     ========  =======  ======
 Net earnings per common share and common
  share equivalent (note 9)                          $   0.44     0.50    0.41
                                                     ========  =======  ======
 Weighted average number of common shares
  and common share equivalents outstanding (note 9)    12,919   12,694  12,401
                                                     ========  =======  ======



See accompanying notes to consolidated financial statements.

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

               Consolidated Statements of Shareholders' Equity

                Years ended December 31, 1996, 1995, and 1994

                                (In thousands)




                                         Common stock   Additional                Total
                                        --------------   paid-in    Retained  shareholders'
                                        Shares  Amount   capital    earnings     equity
                                        ------  ------  ----------  --------  -------------

Balance, December 31, 1993              12,338  $  123      20,092     4,272         24,487
Issuance of common stock pursuant
  to exercise of options                     7       -          48         -             48
Repurchase and retirement of common
  stock                                   (10)       -       (105)         -          (105)
Net earnings                                 -       -           -     5,105          5,105
                                        ------  ------  ----------  --------  -------------
Balance, December 31, 1994              12,335     123      20,035     9,377         29,535

Income tax benefits arising from stock
  option exercises                           -       -         192         -            192
Issuance of common stock:
  Exercise of options                      119       2         876         -            878
  Employee stock purchase plan               1       -           9         -              9
Net earnings                                 -       -           -     6,287          6,287
                                        ------  ------  ----------  --------  -------------
Balance, December 31, 1995              12,455     125      21,112    15,664         36,901

Income tax benefits arising from stock
  option exercises                           -       -         316         -            316
Issuance of common stock:
  Exercise of options                      165       1       1,272         -          1,273
  Employee stock purchase plan               8       -          55         -             55
Net earnings                                 -       -           -     5,725          5,725
                                        ------  ------  ----------  --------  -------------
Balance, December 31, 1996              12,628  $  126      22,755    21,389         44,270
                                        ======  ======  ==========  ========  =============



See accompanying notes to consolidated financial statements.

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                Years ended December 31, 1996, 1995, and 1994

                                (In thousands)



                                                                    1996      1995      1994
                                                                   -------  --------  --------

Cash flows from operating activities:
  Net earnings                                                    $  5,725     6,287     5,105
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                  3,501     3,075     2,256
      Deferred income taxes                                           (159)     (273)     (234)
  (Increase) decrease in:
    Trade accounts and notes receivable                             (3,243)   (6,848)   (7,100)
    Inventories                                                      1,057    (5,285)     (727)
    Other assets                                                     (550)    (1,283)     (123)
  Increase in:
    Accounts payable                                                 2,333       332     1,406
    Accrued liabilities                                              2,304     1,526     1,259
                                                                  --------  --------  --------
         Net cash provided by (used in) operating activities        10,968    (2,469)    1,842
                                                                  --------  --------  --------

Cash flows from investing activities:
  Purchases of property and equipment                               (4,273)   (3,315)   (2,034)
  Purchases of product rights                                       (3,606)     (853)     (795)
  Acquisition of businesses, net of cash acquired                   (1,568)        -   (12,708)
                                                                  --------  --------  --------
         Net cash used in investing activities                      (9,447)   (4,168)  (15,537)
                                                                  --------  --------  --------
Cash flows from financing activities:
  Borrowings under revolving line of credit                          8,500    18,000    20,500
  Repayments under revolving line of credit                         (5,500)  (11,500)   (6,000)
  Proceeds from issuance of long-term debt                             701       222         -
  Principal repayments of long-term debt                            (3,796)   (2,290)        -
  Net borrowings from (repayments to) Healthdyne
    and affiliates                                                       -       985      (985)
  Proceeds from issuance of shares of common stock                   1,328       887        48
  Purchase of treasury stock                                             -         -      (105)
  Redemption of redeemable preferred stock                               -         -    (2,000)
                                                                  --------  --------  --------
         Net cash provided by financing activities                   1,233     6,304    11,458
                                                                  --------  --------  --------

         Net increase (decrease) in cash                             2,754      (333)   (2,237)

Cash and cash equivalents at beginning of year                         287       620     2,857
                                                                  --------  --------  --------
Cash and cash equivalents at end of year                          $  3,041       287       620
                                                                  ========  ========  ========

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows


                                                            1996   1995   1994
                                                           ------  -----  -----

Supplemental disclosure of cash paid during the year for:
   Income taxes                                            $3,274  2,508    408
                                                           ======  =====  =====
   Interest                                                $2,338  2,040    621
                                                           ======  =====  =====
Noncash investing and financing activities:
   Transfer of demonstration inventory to
     property and equipment                                $  478      -    611
                                                           ======  =====  =====
   Conversion of redeemable preferred stock
     to note payable                                       $    -  3,500      -
                                                           ======  =====  =====
   Debt issued in connection with business acquisitions    $2,175      -  2,300
                                                           ======  =====  =====



See accompanying notes to consolidated financial statements.

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                      December 31, 1996, 1995, and 1994

                   (In thousands, except per share amounts)


(1)  Summary of Significant Accounting Policies

   (a) Business

       Healthdyne Technologies, Inc. (the "Company") was an 81% owned subsidiary of Healthdyne, Inc. ("Healthdyne") from the date of its initial public offering in June 1993 until May 22, 1995. On that date Healthdyne distributed the 10,000 shares of common stock of the Company owned by Healthdyne to the shareholders of Healthdyne in a tax-free distribution (the "Spin-off"). The Company is a leading producer of technologically advanced medical products designed for use in the home and specialized clinical settings.

   (b) Basis of Financial Statement Presentation

       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

       As indicated above, prior to May 22, 1995, the Company operated as an 81%-owned subsidiary of Healthdyne. The Company's financial statements for the years ended December 31, 1995 and 1994 include direct expenses incurred on its behalf by Healthdyne, as well as its portion of common expenses incurred by Healthdyne on behalf of all subsidiaries and divisions of Healthdyne. Such allocation of common expenses was based on various factors considered by management to best represent the costs for the respective subsidiaries and divisions.

       The consolidated financial statements include the accounts of Healthdyne Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   (c) Cash and Cash Equivalents

       Cash and cash equivalents consist of cash and interest-bearing deposits. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

   (d) Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).



                                                                     (Continued)
                                     F-7

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


   (e) Property and Equipment

       Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the assets ranging from 3 to 15 years. Amortization of leasehold improvements is recorded over the shorter of the lives of the related assets or the lease terms and is included in depreciation expense.

   (f) Excess of Cost Over Net Assets of Businesses Acquired

       The excess of cost over net assets of businesses acquired (goodwill) is being amortized using the straight-line method over periods ranging from 15 to 40 years. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

   (g) Intangible Assets

       Intangible assets principally represent costs of purchased product rights to manufacture and sell products consisting, in some cases, of related patents and trademarks previously developed by others. These costs are being amortized over the estimated lives of the respective assets using the straight-line method of amortization.

   (h) Impairment of Long-Lived Assets and Long-Lived Assets to Be
       Disposed Of

       The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

   (i) Revenues

       Revenues are derived primarily from the sale of medical products and are recognized as the related products are shipped.

   (j) Interest Rate Swap Agreements

       The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements.


                                                                     (Continued)
                                     F-8

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


   (k) Stock Option Plans

       Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS 123.

   (l) Income Taxes

       Until May 22, 1995 the Company's results of operations were included in the consolidated Federal income tax returns filed by Healthdyne. Under the tax sharing arrangement between the Company and Healthdyne, income taxes were recorded by the Company as if it filed separate income tax returns.

       The Company accounts for income taxes using an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

   (m) Earnings Per Share of Common Stock

       Primary earnings per common share and common share equivalent are based on the weighted average number of shares outstanding and common share equivalents derived from dilutive stock options. Fully diluted earnings per share are not significantly different from primary earnings per share.

(2) Related Party Transactions

    In 1995 and 1994, the Company sold uterine activity monitoring systems and related equipment and supplies under a manufacturing arrangement to Perinatal Services, Inc., a wholly owned subsidiary of Healthdyne doing business as Healthdyne Maternity Management ("HMM"), at a price which was approximately 33% above manufactured cost. These sales amounted to $2,425 and $4,111 for the years ended December 31, 1995 and 1994, respectively. The Company also provided research and development services to HMM.
    Amounts charged to HMM at cost related to such services for the years ended December 31, 1995 and 1994 were $309 and $540, respectively.



                                                                     (Continued)
                                     F-9

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    In 1995 and 1994, Healthdyne provided certain legal, tax, data processing, personnel, insurance, and accounting services to the Company. Amounts charged to the Company related to such services which have been reflected as selling and administrative expenses in the accompanying consolidated statements of earnings for the years ended December 31, 1995 and 1994 were $918 and $854, respectively. In 1995 and 1994, Healthdyne also paid property and casualty and directors' and officers' insurance premiums on the Company's behalf. Amounts charged to the Company for these premiums and included in cost of revenues and selling and administrative expenses in the accompanying consolidated statements of earnings for the years ended December 31, 1995 and 1994 were $637 and $693, respectively. Charges for services provided by Healthdyne to the Company were generally determined based on estimates of actual time in providing such services to the Company using actual costs without markup. To the extent that charges for such services and for costs incurred by Healthdyne on the Company's behalf were allocations of common expenses, such allocations were based on one or more criteria such as asset or revenue size, relative transaction volume, employee headcounts, facility size, and other relevant criteria.
    Management believes that such allocation methods resulted in reasonable approximations of the common expenses related to the Company.

    On February 9, 1995, in connection with the Spin-off, the Company's Board of Directors approved the 1995 Stock Option Plan II pursuant to which stock options were granted to certain holders of stock options of Healthdyne in an amount equal to 1,344 shares. Also, on April 21, 1995, the Company redeemed the outstanding Series A redeemable preferred stock held by Healthdyne through the issuance of an interest-bearing subordinated promissory note in the principal amount of $3,500 (see notes 9 and 10).

(3) Business Acquisitions

    In June 1996, the Company acquired all outstanding shares of Fiberoptic Medical Products, Inc., a Pennsylvania-based medical technology company. Consideration consisted of $1,400 in cash and $2,100 in promissory notes and deferred payments. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over net assets acquired of approximately $3,800. Pro forma results of operations have not been presented because the effects of this acquisition were not significant.

    In October 1996, the Company acquired substantially all of the business assets and assumed the associated debts and liabilities of Trent Products Limited, an Indiana-based medical products manufacturing company. Consideration consisted of $465 in cash and $75 in notes payable plus additional consideration based on future performance. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over net assets acquired of approximately $600. Pro forma results of operations have not been presented because the effects of this acquisition were not significant.



                                                                     (Continued)
                                     F-10

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    In October 1994, the Company acquired HealthScan Products, Inc., a New Jersey-based medical device company. Consideration consisted of $12,625 in cash and $2,300 in deferred payments. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over net assets acquired of approximately $14,900.

(4) Inventories



    Inventories are summarized as follows:
                                                      December 31,
                                                    ---------------
                                                     1996     1995
                                                    -------  ------
                Finished goods                      $ 7,862   8,539
                Work in process                       3,086   3,750
                Raw materials                         7,645   7,645
                                                    -------  ------

                                                    $18,593  19,934
                                                    =======  ======


(5) Property and Equipment

    Property and equipment are summarized as follows:


                                                         December 31,
                                                        ---------------
                                                         1996     1995
                                                        -------  ------

        Tooling and manufacturing equipment             $12,416  10,371
        Office furniture, machinery, and equipment        6,782   4,505
        Leasehold improvements                            1,096     957
                                                        -------  ------
                                                         20,294  15,833
        Less accumulated depreciation and amortization   11,000   8,729
                                                        -------  ------
                                                         $9,294   7,104
                                                        =======  ======




                                                                     (Continued)
                                     F-11

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(6) Long-Term Debt

    Long-term debt is summarized as follows:


                                                              December 31,
                                                             ---------------
                                                              1996     1995
                                                             -------  ------

    Payable to banks under revolving credit agreement
       (see description following)                           $28,500  25,500
    Unsecured promissory note incurred in connection
       with business acquisition; interest at 6%; principal
       with accrued interest payable in two annual
       installments beginning June 1997                        1,178       -
    Unsecured, noninterest-bearing obligation incurred
       in connection with business acquisition; payable
       in 1997                                                   900       -
    Unsecured, noninterest-bearing obligation incurred
       in connection with business acquisition; payable in
       eight quarterly installments of $100 which began
       January 1995 and two annual installments of $750
       which began January 1996                                  750   1,900
    Subordinated promissory note; interest at 7%; paid off
       in 1996                                                     -   1,750
    Other debt                                                   360      82
                                                             -------  ------
                                                              31,688  29,232
    Less current installments                                  2,610   2,982
                                                             -------  ------
            Long-term debt, excluding current installments   $29,078  26,250
                                                             =======  ======


    In June 1993, the Company entered into a revolving credit agreement (the "Credit Agreement") totaling $15,000 with two banks and in December 1994 entered into an amendment to the Credit Agreement which increased the total amount available to $25,000. During the last half of 1995, the Credit Agreement was amended again to increase the total commitment to $35,000. The Credit Agreement was further amended in June 1996 to add a term loan commitment of $15,000. The revolving credit facility expires and is payable in full in June 1999 and the term loan matures on January 31, 1998. The Credit Agreement is secured by inventories, accounts receivable, and certain intangible assets of the Company and certain of its subsidiaries. The Credit Agreement bears an interest rate at either the Eurodollar Interbank Rate plus 0.75% to 2.0%, or the higher of the agent bank's reference rate or the federal funds rate plus 0.5%, plus up to 0.5%. The total of $28,500 ($13,500 revolving credit facility; $15,000 term loan) outstanding under the Credit Agreement at December 31, 1996 bears interest at rates ranging from 7.16% to 8.50%. Under the Credit Agreement, the Company has agreed to certain financial covenants, including net worth, working capital, and financial ratio requirements. As of December 31, 1996, the Company was in compliance with these financial covenants.



                                                                     (Continued)
                                     F-12

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt.
    At December 31, 1996, the Company had outstanding two interest rate swap agreements with commercial banks, having a total notional principal amount of $15,000. These agreements effectively change the Company's interest rate exposure on its $15,000 term loan due January 31, 1998 to a fixed rate of 6.33% for $7,500 of the term loan and 6.25% for the remaining $7,500. The interest rate swap agreements mature at the time the related term loan matures. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

    Approximate aggregate minimum annual payments due on long-term debt for the years subsequent to December 31, 1996 are as follows: 1997, $2,610; 1998, $15,578; 1999, $13,500; and thereafter, none.

(7) Accrued Liabilities

    Accrued liabilities are summarized as follows:


                                                               December 31,
                                                              --------------
                                                               1996    1995
                                                              ------  ------

   Accrued salaries, bonuses, commissions, and payroll taxes  $1,976   2,333
   Accrued warranty expense                                    1,270   1,670
   Income taxes payable                                        1,395   1,080
   Customer deposit                                            2,100       -
   Other accrued liabilities                                   3,004   2,375
                                                              ------  ------
                                                              $9,745   7,458
                                                              ======  ======

(8) Income Taxes

    The components of income tax expense (benefit) are as follows:


                                                       1996     1995   1994
                                                       ----     ----   ----
    Current:
       Federal                                          $3,502  3,743  3,079
       State                                               462    632    538
       Tax benefit arising from the exercise of
         stock options                                    (316)  (192)     -
                                                        ------  -----  -----
                                                         3,648  4,183  3,617
                                                        ------  -----  -----

    Deferred:
       Federal                                            (145)  (230)  (210)
       State                                               (14)   (43)   (24)
                                                        ------  -----  -----
                                                          (159)  (273)  (234)
                                                        ------  -----  -----

    Credit to additional paid-in capital for stock
       option exercises                                    316    192      -
                                                        ------  -----  -----

             Income tax expense                         $3,805  4,102  3,383
                                                        ======  =====  =====



                                                                     (Continued)
                                     F-13

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    A reconciliation of the expected income tax expense (based on the U.S. Federal statutory tax rate of 35%) to the actual income tax expense is as follows:


                                                          1996       1995    1994
                                                          ----       ----    ----

   Computed expected income tax expense                   $3,336     3,636  2,971
   State income taxes, net of Federal income
      tax benefit                                            291       383    334
   Nondeductible expenses                                    292       302    163
   Income tax rate differential                             (95)     (100)   (85)
   Other, net                                               (19)     (119)      -
                                                        --------  --------  -----
                                                          $3,805     4,102  3,383
                                                        ========  ========  =====

   At December 31, 1996 and 1995, the components of deferred tax assets are as follows:



                                                                   1996    1995
                                                                   ----    ----
   Allowance for uncollectible accounts                           $  466    443
   Accruals and reserves not deducted for tax purposes             1,437  1,301
                                                                  ------  -----

                                                                  $1,903  1,744
                                                                  ======  =====


    There were no valuation allowances for deferred tax assets at December 31, 1996 or 1995. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences through reduced income taxes payable.

(9) Shareholders' Equity

    Stock Option Plans

    In February 1996, the Board of Directors of the Company adopted the 1996 Stock Option Plan for officers, key employees, consultants, and advisors of the Company and its subsidiaries, under which 750 shares of the Company's common stock were reserved for future issuance. The options issued under this Plan are exercisable at the fair market value of the common stock at the date of grant and become exercisable ratably over a period of three years from the date of grant.



                                                                     (Continued)
                                     F-14

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


      In February 1995, in connection with the Spin-off of the Company from Healthdyne, the Company's Board of Directors approved the 1995 Stock Option Plan II pursuant to which adjustment options to purchase 1,344 shares of the Company's common stock were issued to holders of stock options of Healthdyne. The options issued under this plan are exercisable at the fair market value of the common stock at the date of original grant and become exercisable ratably over a period of three years from the original date of grant.

      In March 1993, the Board of Directors of the Company adopted the 1993 Stock Option Plan for officers, key employees, consultants, and advisors of the Company and its subsidiaries and a 1993 Nonemployee Director Stock Option Plan for nonemployee members of the Board of Directors of the Company, under which 400 shares and 53 shares, respectively, of the Company's common stock were reserved for future issuance. In February 1995, the Board of Directors of the Company approved an amendment to the 1993 Stock Option Plan to increase the number of shares of common stock reserved for issuance by an additional 300 shares. The options issued under these plans are exercisable at the fair market value of the common stock at date of grant and become exercisable ratably over a period of three years from the date of grant.

      The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.40 and $4.45, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                1996     1995
                                                ----     ----

                Expected volatility               39%      38%
                Expected dividend yield          none     none
                Risk-free interest rate          6.25%    6.00%
                Expected life of stock options  5 years  5 years


      The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings and related per share amounts would have been reduced to the pro forma amounts indicated below:


                                               1996   1995
                                              ------  -----

                     Net earnings:
                        As reported           $5,725  6,287
                        Pro forma              4,849  5,844
                     Net earnings per share:
                        As reported           $ 0.44   0.50
                        Pro forma               0.38   0.46




                                                                     (Continued)
                                     F-15

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


      Pro forma net earnings reflect only options granted in 1996 and 1995. Therefore, the full effect of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings and related per share amounts presented above because compensation cost is reflected over the vesting period of the options and compensation cost for options granted prior to January 1, 1995 is not considered.

      A summary of stock option transactions under all stock option plans is shown below:


                                                       Option price per share
                                          Number  --------------------------------
                                            of                            Weighted
                                          shares          Range           average
                                          ------          -----           --------

Options outstanding at December 31, 1993     212           $7.13       $ 7.13
   Granted                                   203         8.72- 9.19      8.98
   Exercised                                 (7)            7.13         7.13
   Canceled or expired                       (6)            7.13         7.13
                                          ------
Options outstanding at December 31, 1994     402         7.13- 9.19      8.06
   Adjustment options issued in Spin-off   1,344         6.04-26.77     10.05
   Granted                                   252        10.00-10.88     10.37
   Exercised                               (119)         6.04- 8.84      7.35
   Canceled or expired                       (5)         7.93-16.38     11.00
                                          ------
Options outstanding at December 31, 1995   1,874         6.04-26.77      9.71
   Granted                                   295         9.13-13.25     10.06
   Exercised                               (165)         6.04-10.38      7.65
   Canceled or expired                     (222)         6.04-16.38     16.21
                                          ------
Options outstanding at December 31, 1996   1,782         6.04-26.77      9.14
                                          ======
Options exercisable at December 31, 1995   1,000         6.04-26.77     10.89
                                          ======
Options exercisable at December 31, 1996   1,268         6.04-26.77      8.79
                                          ======


      The following table summarizes information about options outstanding and exercisable at December 31, 1996:


                    Options outstanding                  Options exercisable
                 -------------------------             ------------------------
                    Number      Weighted-                 Number
                 outstanding     average    Weighted-  exercisable   Weighted-
   Range of           at        remaining    average        at        average
   exercise      December 31,  contractual  exercise   December 31,   exercise
    prices           1996         life        price        1996        price
---------------  ------------  -----------  ---------  ------------  ----------

$6.04 -  9.99         1,179   3.83 years     $ 7.75         1,071      $ 7.61
10.00 - 14.75           518   8.67 years      10.36           112       10.73
14.76 - 26.77            85   3.08 years      22.10            85       22.10




                                                                     (Continued)
                                     F-16

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


      Stock Dividend

      On August 25, 1994, the Company declared a four-for-three stock split effected in the form of a 33% stock dividend to shareholders of record as of September 6, 1994, which was distributed on September 14, 1994. Shareholders' equity and all share and per share information in the accompanying consolidated financial statements and related notes have been restated to reflect this split.

      Shareholder Rights Plan

      In April 1995, the Company's Board of Directors declared a dividend distribution of one purchase right for each share of the Company's common stock outstanding as of May 22, 1995. If a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock or announces a tender offer or exchange that would result in the acquisition of a beneficial ownership of 20% or more of the Company's outstanding common stock, the rights detach from the common stock and are distributed to shareholders as separate securities. Each right entitles its holder to purchase one one-hundredth of a share (a unit) of Series B Cumulative Preferred Stock, at a purchase price of $50 per unit. The rights, which do not have voting power, expire on May 22, 2005 unless previously distributed and may be redeemed by the Company in whole at as price of $.01 per right any time before and within 10 days after their distribution. If the Company is acquired in merger or other business combination transaction or 50% of its assets or earnings power are sold at any time after the rights become exercisable, the rights entitle a holder to buy a number of common shares of the acquiring company having a market value of twice the exercise price of the right. If a person acquires 20% of the Company's common stock or if a 15% or larger holder merges with the Company and the common stock is not changed or exchanged in such merger, or engages in self-dealing transactions with the Company, each right not owned by such holder becomes exercisable for the number of common shares of the Company having a market value of twice the exercise price of the right.

(10) Series A Redeemable Preferred Stock

     In connection with the Company's capitalization in 1993, the Company approved the issuance of 1,000 shares of Series A redeemable preferred stock to Healthdyne. These shares were recorded at the redemption value of $6.00 per share. The Series A redeemable preferred stock were redeemable at the option of Healthdyne, subject to certain restrictions, in amounts not exceeding 83 shares per quarter. In April 1995, in connection with the Spin-off, the Company redeemed the outstanding Series A redeemable preferred stock held by Healthdyne through the issuance of an interest-bearing subordinated promissory note in the principal amount of $3,500.

(11) Employee Benefit Plans

     During 1993, the Company established a nonqualified defined benefit pension plan for the benefit of a certain select group of senior management. The benefits are based on the employee's compensation during the three calendar years in which the individual's base salary is the highest and actual years of service. At December 31, 1996, the plan is unfunded.



                                                                     (Continued)
                                     F-17

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    The following table sets forth the plan's funded status at December 31, 1996 and 1995:


                                                                        December 31,
                                                                       ---------------
                                                                        1996    1995
                                                                       ------  -------

Actuarial present value of accumulated benefit obligation,
   including vested benefits of $869 and $653 at December 31,
   1996 and 1995, respectively                                         $  951      785
                                                                       ======  =======

Projected benefit obligation for service rendered to date              $2,475    2,289
Plan assets at fair value                                                   -        -
                                                                       ------  -------
Projected benefit obligation in excess of plan assets                   2,475    2,289

Unrecognized net loss from past experience different from
   that assumed and effects of changes in assumptions                   (468)    (698)
Prior service cost not yet recognized in net periodic pension cost      (973)  (1,021)
Additional liability                                                        -      215
                                                                       ------  -------

Accrued pension cost                                                   $1,034      785
                                                                       ======  =======
Net pension cost for 1996 and 1995 included the following components:

                                                                        December 31,
                                                                       --------------
                                                                        1996    1995
                                                                       ------  ------
         Service cost                                                    $232     107
         Interest cost on projected benefit obligation                    160      88
         Net amortization and deferral                                     73      34
                                                                       ------  ------

         Net periodic pension cost                                       $465     229
                                                                       ======  ======


    The weighted average assumed discount rate used to measure the accumulated and projected benefit obligations was 7.5% and 7.0% for 1996 and 1995, respectively. The weighted average rate of compensation increase used was 5.0% for both years.

    The Company also maintains a 401(k) defined contribution plan for the benefit of its employees. The Company's obligation for contributions under the 401(k) plan is limited to the lesser of (i) one-half of each participant's contributions but not more than 2.5% of the participant's base salary or (ii) 20% of the Company's pretax earnings before consideration of this contribution. Discretionary Company contributions are allowed under the plan. Contributions to the plan for the years ended December 31, 1996, 1995, and 1994 were approximately $215, $194, and $97, respectively.



                                                                     (Continued)
                                     F-18

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    In February 1995, the Board of Directors of the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") to encourage ownership of its common stock by employees. The Purchase Plan provides for the purchase of up to 200 shares of the Company's common stock by eligible employees of the Company and its subsidiaries. Under the Purchase Plan, the Company may conduct an offering each fiscal quarter of its common stock to eligible employees. The participants of the Purchase Plan can elect to purchase common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to 10% of the employee's compensation. A participant immediately ceases to be a participant in the Purchase Plan upon termination of his or her employment for any reason. Approximately 8 and 1 shares of common stock were issued under the Purchase Plan during 1996 and 1995, respectively. Compensation cost related to this plan determined under SFAS 123 had an insignificant effect on the pro forma net earnings and pro forma net earnings per share for 1996 and 1995 disclosed in note 9.

(12) Fair Value of Financial Instruments

    Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

      (a)  Cash and Cash Equivalents

           The carrying amount approximates fair value because of the short maturity of these instruments.

      (b)  Long-Term Debt

           The Company estimates that the carrying amount of the Company's long-term debt approximates the fair value based on the borrowing rates currently offered to the Company for debt of the same remaining maturities.

(13) Commitments

     The Company is committed under noncancelable operating lease agreements for facilities and equipment. The future minimum annual lease payments under these leases for the next five years and in the aggregate are summarized as follows:

Year ending December 31,
------------------------

1997                                                             $1,156
1998                                                              1,153
1999                                                              1,152
2000                                                                518
2001                                                                274
Thereafter                                                          187
                                                                 ------

                                                                 $4,440
                                                                 ======




                                                                     (Continued)
                                     F-19

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Rental expense for cancelable and noncancelable leases was approximately $1,434, $1,215, and $975 for the years ended December 31, 1996, 1995, and
     1994, respectively.

     The Company has a standby letter of credit in the amount of $932 at December 31, 1996 which collateralizes the Company's obligation to a third party for the purchase of inventory.

(14) Contingencies

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations, financial position, or liquidity.

     In connection with a customer leasing program between the Company and an independent leasing company, the Company is contingently liable to the leasing company within certain limits for unpaid lease receivables transferred to the leasing company in the event of customer default. Revenues associated with these lease financing activities were $7,334, $7,678, and $8,743 for the years ended December 31, 1996, 1995, and 1994, respectively. The unpaid lease receivables for which the Company is contingently liable, within certain limits, were approximately $7,973 and $8,708 at December 31, 1996 and 1995, respectively.

(15) Revenues

     Export sales approximated $26,692, $21,285, and $14,677 for the years ended December 31, 1996, 1995, and 1994, respectively.

(16) Quarterly Financial Information - Unaudited

     Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 1996 and 1995:




Quarter
FourthThirdSecondFirst


    1996:
Revenues                       $33,052         29,197      28,587      27,482
Gross profit                    12,408         12,022      11,442      11,465
Net earnings                     1,367          1,261       1,320       1,777
Net earnings per common share      .11            .10         .10         .14

    1995:
Revenues                       $28,965         25,671      28,194      27,664
Gross profit                    12,014         10,437      10,849      10,502
Net earnings                     1,780          1,270       1,690       1,547
Net earnings per common share      .14            .10         .14         .12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated by reference to the section entitled " I. Election of Directors" in the Proxy Statement relating to the 1997 Annual Meeting of Shareholders of the Company (hereinafter, the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the section entitled " Executive Compensation and Other Information" contained in the 1997 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the section entitled " Beneficial Ownership of Common Stock" contained in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference to the section entitled " Compensation Committee Interlocks and Insider Participation" contained in the 1997 Proxy Statement.

     For purposes of determining the aggregate market value of the Company's common stock held by non-affiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons may be "affiliates" of the Company as defined by the Securities and Exchange Commission.

     Section 16 (a) of the Securities Exchange Act of 1934 as amended (the "Act") requires the Company's directors and officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC regarding beneficial ownership of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company, all officers, directors and greater than ten percent beneficial owners complied with the
Section 16 (a) filing requirements of the Act in all instances.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as pages F-1 through F-20 of this Annual Report on Form 10-K:

                                                                  PAGE


         Independent Auditors' Report                              F-1

         Consolidated Balance Sheets - December 31, 1996 and 1995  F-2

         Consolidated Statements of Earnings:
          Years ended December 31, 1996, 1995, and 1994            F-3

         Consolidated Statements of Shareholders' Equity:
          Years ended December 31, 1996, 1995, and 1994            F-4

         Consolidated Statements of Cash Flows:
          Years ended December 31, 1996, 1995, and 1994            F-5

         Notes to Consolidated Financial Statements                F-7


             (a)(2) The following supporting financial statement schedule and report of independent auditors thereon are included as part of this Annual Report on Form 10-K:

             Independent Auditors' Report.

             Schedule II - Valuation and Qualifying Accounts.

             All other Schedules are omitted because the required information is inapplicable or information is presented in the Consolidated Financial Statements or related notes.

             (a)(3) Exhibits:

             The following exhibits are incorporated by reference herein from the Company's Registration Statement on Form S-1 (Registration No. 33-60708):


EXHIBIT
NUMBER

 3.1(a) Articles of Incorporation of the Company.

 3.1(b) Articles of Amendment to Articles of Incorporation of the Company.

10.1    Tax Sharing Agreement, dated March 31, 1993, between the Company and
        Healthdyne, Inc.

10.2    Administrative Services Agreement, dated March 31, 1993, between the
        Company and Healthdyne, Inc.

10.4    Stock Purchase Agreement, dated January 5, 1993, between Mr. Didier
        Michel, Mr. Vincent Brisbois, Healthdyne International, S.A. and
        Healthdyne, Inc.

10.8    1993 Stock Option Plan.

10.9    1993 Non-employee Director Stock Option Plan.

10.10   Secured Revolving Credit Agreement, dated June 11, 1993, between
        Healthdyne Technologies, Inc. and Continental Bank, N.A., as agent.


        The following exhibits are incorporated by reference from the Company's
Annual Report on Form 10-K for the year ended December 31, 1993 as part of this
Report:

10.11   Termination of Lease Agreement, dated December 6, 1993, between MK
        Management Company, Inc. and Healthdyne, Inc.

10.12   Termination of Lease Agreement, dated December 6, 1993, between Max L.
        Kuniansky, David L. Kuniansky, Douglas S. Kuniansky, Amy Kuniansky Clark and Healthdyne, Inc.

10.13   Lease Agreement, dated December 20, 1993, between Max L. Kuniansky,
        David L. Kuniansky, Amy Kuniansky Clark, Douglas S. Kuniansky and the
        Company.

        The following exhibits are incorporated by reference herein from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.14   Amended and Restated Secured Revolving Credit Agreement, dated
        December 29, 1994, between the Company and Bank of America National
        Trust and Savings Association.

10.15 Healthdyne Technologies, Inc. Stock Option Plan II, adopted by the Board of Directors on February 9, 1995 and approved by the shareholders of the Company on April 20, 1995.



     The following exhibits are incorporated by reference herein from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2(a) Stock Purchase Agreement, dated October 1, 1994, between the Company, Health Scan Products, Inc., a New Jersey corporation, and Frank Gargano and Frank Alvino, as shareholders, incorporated by reference from the Company's Current Report on Form 8-K dated November 2, 1994.

3.1(c) Articles of Amendment to Articles of Incorporation of the Company.

10.18 Distribution Agreement dated as of April 21, 1995 by and between Healthdyne, Inc. and Healthdyne Technologies, Inc. incorporated by reference from the Company's current report on Form 8-K dated April 20, 1995.

10.19 Tax Sharing Agreement dated as of April 21, 1995 by and between Healthdyne, Inc. and Healthdyne Technologies, Inc. incorporated by reference from the Company's Current Report on Form 8-K dated April 20, 1995.

10.20 Tax Indemnity Agreement dated as of April 21, 1995 by and between Healthdyne, Inc. and Healthdyne Technologies, Inc., incorporated by reference from the Company's Current Report on Form 8-K dated April 20, 1995.

10.21 Corporate Services Agreement dated as of April 23, 1995 by and between Healthdyne, Inc. and Healthdyne Technologies, Inc. by reference from the Company's Current Report on Form 8-K dated April 20, 1995.

10.22 OEM Design and Manufacturing Agreement dated as of April 21, 1995 by and between Healthdyne, Inc. and Healthdyne Technologies, Inc. incorporated by reference from the Company's Current Report on Form 8-K dated April 20, 1995.

10.23 Tradename License Agreement dated as of April 21, 1995 by and between Healthdyne, Inc. and Healthdyne Technologies, Inc., incorporated by reference from the Company's Current Report on Form 8-K dated April 20, 1995.

10.24  Amendment to Distribution Agreement dated May 4, 1995 between
       Healthdyne, Inc. and Healthdyne Technologies, Inc. incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1995.

10.25 Management and Transition Agreement dated July 1, 1995 between Healthdyne, Inc. and Healthdyne Technologies, Inc. incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

10.26 Non-Competition Agreement dated May 22, 1995 between Healthdyne Technologies, Inc. and Craig Reynolds incorporated by reference for the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

10.27 Non-Competition Agreement dated May 22, 1995 between Healthdyne Technologies, Inc. and Bob Tucker incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

10.28 Non-Competition Agreement dated May 22, 1995 between Healthdyne Technologies, Inc. and Leslie Jones incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

10.29 Non-Competition Agreement dated May 22, 1995 between Healthdyne Technologies, Inc. and Wayne Boylston incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

10.30 Non-Competition Agreement dated May 22, 1995 between Healthdyne Technologies, Inc. and Jeff North incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

10.31 First Amendment to Amended and Restated Revolving Credit Agreement dated December 29, 1994, between the Company and Bank of America National Trust and Savings Association.

10.32 Second Amendment to Amended and Restated Revolving Credit Agreement dated December 29, 1994, between the Company and Bank of America National
      Trust and Savings Association.

10.33 Non-Competition Agreement dated November 6, 1995 between Healthdyne Technologies, Inc. and John L. Miclot.

10.34 Agreement to Purchase Promissory Note dated January 8, 1996 between Healthdyne Technologies, Inc. and John L. Miclot.

      The following exhibits are incorporated by reference herein from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996:

10.1 License Agreement dated April 4, 1996, between the Company and Metran Medical Instrument Mfg., Co. Ltd.

10.2 Stock Purchase Agreement dated June 27, 1996, between the Company and Pasquale J. Costa and Richard W. Holt.

10.3 Third Amendment to Amended and Restated Revolving Credit Agreement dated December 19, 1994, between the Company and Bank of America National Trust and Savings Association.

      The following exhibits are incorporated by reference herein from Amendment No. 4 dated March 20, 1997 to the Company's Schedule 14D-9:


20    Form of Indemnity Agreement of Director

30    Form of Indemnity Agreement of Executive Officer

      The following exhibits are filed as part of this Report:

3     By-Laws of Healthdyne Technologies, Inc., as amended through March
      20, 1997.

10.36 Fourth Amendment to Amended and Restated Revolving Credit Agreement dated December 29, 1994 between the Company and Bank of America National Trust and Savings Association.

11 Computation of Earnings per Common share for the Years Ended December 31, 1996, 1995 and 1994.

21    List of Subsidiaries.

23 Accountant's Consent to incorporation by reference in the Company's Registration Statements Nos. 33-80692, 33-80694, 33-91510, 33-92332,
      33-92924, and 333-14765 on Form S-8.

27    Financial Data Schedules

(b)   Reports on Form 8-K.

      The Company did not file any current reports on Form 8-K during the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HEALTHDYNE TECHNOLOGIES, INC.

March 31, 1997                           By: /s/ Craig B. Reynolds .
                                            -----------------------------------
                                         Craig B. Reynolds, President and Chief
                                         Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig B. Reynolds and M. Wayne Boylston, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or would do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                       Title                      Date
      ---------                       -----                      ----

/s/ Craig B. Reynolds          President and Chief           March  31, 1997
---------------------
Craig B. Reynolds              Executive Officer

/s/ Parker H. Petit            Director                      March 31, 1997
---------------------
Parker H. Petit

/s/ J. Terry Dewberry          Director                      March 31, 1997
---------------------
J. Terry Dewberry

/s/ Alexander H. Lorch     Director                    March 31, 1997
----------------------
Alexander H. Lorch


/s/ J. Leland Strange      Director                    March 31, 1997
----------------------
J. Leland Strange


/s/ James J. Wellman       Director                    March 31, 1997
----------------------
James J. Wellman, M.D.


/s/ J. Paul Yokubinas      Director                    March 31, 1997
----------------------
J. Paul Yokubinas


/s/ M. Wayne Boylston      Vice President-Finance,     March 31, 1997
----------------------     Chief Financial Officer, &
M. Wayne Boylston          Treasurer (Principal
                           Financial & Accounting Officer)

                      INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Healthdyne Technologies, Inc.

Under date of February 7, 1997, we reported on the consolidated balance sheets of Healthdyne Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   KPMG PEAT MARWICK LLP


Atlanta, Georgia
February 7, 1997

                                                   SCHEDULE II

                HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  VALUATION AND QUALIFYING ACCOUNTS FOR THE
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                         ADDITIONS
                                                            BALANCE AT   CHARGED TO                            BALANCE AT
                                                            BEGINNING   OPERATING                               END OF
                      DESCRIPTION                          OF PERIOD     EXPENSE       OTHER       DEDUCTIONS    PERIOD
                      ------------                         ---------     -------       -----       ----------    ------

Allowance for uncollectible accounts
 deducted from accounts receivable in
 the consolidated balance sheets:

     December 31, 1996                                     $1,161         895         191(1)     1,054(2)       1,193
     December 31, 1995                                        898         460          --          197(2)       1,161
     December 31, 1994                                        514         460          --           76(2)         898

Inventory reserves deducted from inventories in the consolidated balance sheets:

     December 31, 1996                                     $  651         543          --          289(3)         905
     December 31, 1995                                        972         156          --          477(3)         651
     December 31, 1994                                      1,442         422          --          892(3)         972


(1) Represents allowance for uncollectible accounts of businesses acquired

(2) Write-off of uncollectible accounts, net of recoveries

(3) Write-off of inventories

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as pages F-1 through F-20 of this Annual Report on Form 10-K:

                                                                  PAGE


         Independent Auditors' Report                              F-1

         Consolidated Balance Sheets - December 31, 1996 and 1995  F-2

         Consolidated Statements of Earnings:
          Years ended December 31, 1996, 1995, and 1994            F-3

         Consolidated Statements of Shareholders' Equity:
          Years ended December 31, 1996, 1995, and 1994            F-4

         Consolidated Statements of Cash Flows:
          Years ended December 31, 1996, 1995, and 1994            F-5

         Notes to Consolidated Financial Statements                F-7


             (a)(2) The following supporting financial statement schedule and report of independent auditors thereon are included as part of this Annual Report on Form 10-K:

             Independent Auditors' Report.

             Schedule II - Valuation and Qualifying Accounts.

             All other Schedules are omitted because the required information is inapplicable or information is presented in the Consolidated Financial Statements or related notes.

             (a)(3) Exhibits:

             The following exhibits are incorporated by reference herein from the Company's Registration Statement on Form S-1 (Registration No. 33-60708):

     The following exhibits are incorporated by reference herein from the Company's Registration Statement on Form S-1 (Registration No. 33-60708):


                                 EXHIBIT INDEX

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION                                    PAGE
-------                                                                      ----------
 3.1(a) Articles of Incorporation of the Company.

 3.1(b) Articles of Amendment to Articles of Incorporation of the Company.

10.1    Tax Sharing Agreement, dated March 31, 1993, between the Company and
        Healthdyne, Inc.

10.2    Administrative Services Agreement, dated March 31, 1993, between the
        Company and Healthdyne, Inc.

10.4    Stock Purchase Agreement, dated January 5, 1993, between Mr. Didier
        Michel, Mr. Vincent Brisbois, Healthdyne International, S.A. and
        Healthdyne, Inc.

10.8    1993 Stock Option Plan.

10.9    1993 Non-employee Director Stock Option Plan.

10.10   Secured Revolving Credit Agreement, dated June 11, 1993, between
        Healthdyne Technologies, Inc. and Continental Bank, N.A., as agent.


        The following exhibits are incorporated by reference from the Company's
Annual Report on Form 10-K for the year ended December 31, 1993 as part of this
Report:

10.11   Termination of Lease Agreement, dated December 6, 1993, between MK
        Management Company, Inc. and Healthdyne, Inc.

10.12   Termination of Lease Agreement, dated December 6, 1993, between Max L.
        Kuniansky, David L. Kuniansky, Douglas S. Kuniansky, Amy Kuniansky Clark and Healthdyne, Inc.

10.13   Lease Agreement, dated December 20, 1993, between Max L. Kuniansky,
        David L. Kuniansky, Amy Kuniansky Clark, Douglas S. Kuniansky and the
        Company.

        The following exhibits are incorporated by reference herein from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.14   Amended and Restated Secured Revolving Credit Agreement, dated
        December 29, 1994, between the Company and Bank of America National
        Trust and Savings Association.

10.15 Healthdyne Technologies, Inc. Stock Option Plan II, adopted by the Board of Directors on February 9, 1995 and approved by the shareholders of the Company on April 20, 1995.



     The following exhibits are incorporated by reference herein from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2(a) Stock Purchase Agreement, dated October 1, 1994, between the Company, Health Scan Products, Inc., a New Jersey corporation, and Frank Gargano and Frank Alvino, as shareholders, incorporated by reference from the Company's Current Report on Form 8-K dated November 2, 1994.

3.1(c) Articles of Amendment to Articles of Incorporation of the Company.

10.18 Distribution Agreement dated as of April 21, 1995 by and between Healthdyne, Inc. and Healthdyne Technologies, Inc. incorporated by reference from the Company's current report on Form 8-K dated April 20, 1995.

10.19 Tax Sharing Agreement dated as of April 21, 1995 by and between Healthdyne, Inc. and Healthdyne Technologies, Inc. incorporated by reference from the Company's Current Report on Form 8-K dated April 20, 1995.

10.20 Tax Indemnity Agreement dated as of April 21, 1995 by and between Healthdyne, Inc. and Healthdyne Technologies, Inc., incorporated by reference from the Company's Current Report on Form 8-K dated April 20, 1995.

10.21 Corporate Services Agreement dated as of April 23, 1995 by and between Healthdyne, Inc. and Healthdyne Technologies, Inc. by reference from the Company's Current Report on Form 8-K dated April 20, 1995.

10.22 OEM Design and Manufacturing Agreement dated as of April 21, 1995 by and between Healthdyne, Inc. and Healthdyne Technologies, Inc. incorporated by reference from the Company's Current Report on Form 8-K dated April 20, 1995.

10.23 Tradename License Agreement dated as of April 21, 1995 by and between Healthdyne, Inc. and Healthdyne Technologies, Inc., incorporated by reference from the Company's Current Report on Form 8-K dated April 20, 1995.

10.24  Amendment to Distribution Agreement dated May 4, 1995 between
       Healthdyne, Inc. and Healthdyne Technologies, Inc. incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1995.

10.25 Management and Transition Agreement dated July 1, 1995 between Healthdyne, Inc. and Healthdyne Technologies, Inc. incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

10.26 Non-Competition Agreement dated May 22, 1995 between Healthdyne Technologies, Inc. and Craig Reynolds incorporated by reference for the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

10.27 Non-Competition Agreement dated May 22, 1995 between Healthdyne Technologies, Inc. and Bob Tucker incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

10.28 Non-Competition Agreement dated May 22, 1995 between Healthdyne Technologies, Inc. and Leslie Jones incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

10.29 Non-Competition Agreement dated May 22, 1995 between Healthdyne Technologies, Inc. and Wayne Boylston incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

10.30 Non-Competition Agreement dated May 22, 1995 between Healthdyne Technologies, Inc. and Jeff North incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

10.31 First Amendment to Amended and Restated Revolving Credit Agreement dated December 29, 1994, between the Company and Bank of America National Trust and Savings Association.

10.32 Second Amendment to Amended and Restated Revolving Credit Agreement dated December 29, 1994, between the Company and Bank of America National
      Trust and Savings Association.

10.33 Non-Competition Agreement dated November 6, 1995 between Healthdyne Technologies, Inc. and John L. Miclot.

10.34 Agreement to Purchase Promissory Note dated January 8, 1996 between Healthdyne Technologies, Inc. and John L. Miclot.

      The following exhibits are incorporated by reference herein from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996:

10.1 License Agreement dated April 4, 1996, between the Company and Metran Medical Instrument Mfg., Co. Ltd.

10.2 Stock Purchase Agreement dated June 27, 1996, between the Company and Pasquale J. Costa and Richard W. Holt.

10.3 Third Amendment to Amended and Restated Revolving Credit Agreement dated December 19, 1994, between the Company and Bank of America National Trust and Savings Association.

      The following exhibits are incorporated by reference herein from Amendment No. 4 dated March 20, 1997 to the Company's Schedule 14D-9:


20    Form of Indemnity Agreement of Director

30    Form of Indemnity Agreement of Executive Officer

      The following exhibits are filed as part of this Report:

3     By-Laws of Healthdyne Technologies, Inc., as amended through March
      20, 1997.

10.36 Fourth Amendment to Amended and Restated Revolving Credit Agreement dated December 29, 1994 between the Company and Bank of America National Trust and Savings Association.

11 Computation of Earnings per Common share for the Years Ended December 31, 1996, 1995 and 1994.

21    List of Subsidiaries.

23 Accountant's Consent to incorporation by reference in the Company's Registration Statements Nos. 33-80692, 33-80694, 33-91510, 33-92332,
      33-92924, and 333-14765 on Form S-8.

27    Financial Data Schedules