Form 10-K405/A
period 1996-12-31
HEALTHDYNE TECHNOLOGIES INC
filed 1997-04-30
CIK 900307

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _____________

                                  FORM 10-K/A

                                AMENDMENT NO. 1

 X    Annual Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 for the fiscal year ended December 31, 1996
                                       or
     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the transition period from ______________ to
     ______________.

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

                                  Yes   X    No
                                       ---      ---

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

The Registrant hereby files this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K") (i) to include the information required by Part III (Items, 10, 11, 12 and 13) in lieu of the incorporation thereof by reference from the Registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders and (ii) to file additional exhibits with the 1996 Form 10-K, as set forth at Item 14.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G(3), certain information regarding the executive officers of the Company is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."


BOARD OF DIRECTORS

     The following is a brief description of each director's principal occupation and business experience during the last five years, directorships of publicly-held companies presently held by each director and certain other information.

     CRAIG B. REYNOLDS, age 48, has served as President of the Company since January 1987 and became Chief Executive Officer and a director of the Company in March 1993. Previously, he served as President of the Healthdyne Cardiovascular Division of Healthdyne, Inc. ("Healthdyne"), the former parent of the Company, from January 1985 to December 1986 and as Vice President of Business and Technology Development of the Technologies Division of Healthdyne from January 1981 to December 1984. He joined Healthdyne in 1981.

     PARKER H. PETIT, age 57, has served as a director of the Company since January 1993. Mr. Petit was the founder of Healthdyne, and acted as its Chairman of the Board and Chief Executive Officer from 1970 until March 1996 when Healthdyne merged with Tokos Medical Corporation (Delaware) and Matria Healthcare, Inc. ("Matria Healthcare"), with Matria Healthcare as the surviving corporation (the "Merger"). He is now the Chairman of the Board of Matria Healthcare. Mr. Petit is also the Chairman of the Board of Healthdyne Information Enterprises, Inc., and a director of Atlantic Southeast Airlines, Inc. He is also a director of the Georgia Research Alliance.

     J. TERRY DEWBERRY, age 53, has served as a director of the Company since January 1996. Mr. Dewberry was Vice Chairman of Healthdyne from March 1992 until March 1996 when the Merger was completed. From September 1987 to March 1992, Mr. Dewberry served as President and Chief Operating Officer of Healthdyne. Mr. Dewberry served as Executive Vice President of Healthdyne from August 1984 until September 1987. Mr. Dewberry is also a director of Healthdyne Information Enterprises, Inc.

     ALEXANDER H. LORCH, age 73, has been a director of the Company since March 1993. Mr. Lorch is retired as Executive Vice President of Lockheed-Georgia Co., a division of Lockheed Corporation, and Vice President of Lockheed Corporation, an aerospace manufacturer, which positions he held from 1975 to February 1985. He also was President of Lockheed-Georgia International Service, a subsidiary of Lockheed Corporation, from 1980 to 1985, and Chairman of the Board of Murdock Engineering Co., a subsidiary of Lockheed Corporation, from 1981 to February 1985. Mr. Lorch was also a member of the Board of Directors of Healthdyne until March 1996 when the Merger was completed.

     J. LELAND STRANGE, age 55, has served as a director of the Company since March 1993. Mr. Strange is, and has been since December 1983, Chairman of the Board, President and Chief Executive Officer of Intelligent Systems Corporation, a diversified company with operations and investments in technology and health care related products and services. Mr. Strange also is a director of IQ Software Corporation and PaySys International, Incorporated.

     JAMES J. WELLMAN, M.D., age 53, has served as a director of the Company since July 1994. Dr. Wellman has been a physician since 1970 specializing in sleep disorders. He founded Sleep Disorders Center of Georgia, the first sleep disorders center in Georgia, in 1978, and continues as its Medical Director. Dr. Wellman is Clinical Assistant Professor of Medicine (Pulmonary Diseases) at Emory University, a position which he has held since 1976, and was previously an Instructor of Medicine at Harvard Medical School from 1975 to 1976.

     J. PAUL YOKUBINAS, age 59, has served as a director of the Company since January 1993. Mr. Yokubinas served as President and Chief Operating Officer of Healthdyne from March 1992 until March 1996. From May 1991 until March 1992, he served as Vice President of Business Development of Healthdyne. Mr. Yokubinas was President and principal investor of C.Q.I. International, Inc., a privately held holding company, from February 1987 to January 1991 and was Executive Vice President of that company from July 1985 to January 1987. Prior to that time, he served as Executive Vice President of Healthdyne and was a director of Healthdyne from 1971 until March 1996 when the Merger was completed.


ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth compensation paid to the Company's chief executive officer, each of the four most highly compensated executive officers of the Company serving as of December 31, 1996, and one individual who no longer served as an executive officer as of December 31, 1996 (collectively, the "named executive officers") for their services in all capacities to the Company during the past three years:

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                        ANNUAL COMPENSATION             COMPENSATION
                                        -------------------             ------------
                                                                          SECURITIES
                                                                          UNDERLYING
             NAME AND                                                      OPTIONS          ALL OTHER
        PRINCIPAL POSITION           YEAR    SALARY($)     BONUS($)      (#)(1)(2)(3)  COMPENSATION ($)(4)
        ------------------           ----    ---------     --------      ------------  -------------------

Craig B. Reynolds.................   1996      234,081        --               40,000         2,425
   President and                     1995      195,147        --              104,733         2,033
   Chief Executive Officer           1994      170,853        --               81,667         1,767

John L. Miclot....................   1996      181,492     20,000(6)           24,000        63,127(7)
   Senior Vice President             1995       25,577(5)  20,000(6)             --           9,293(7)
   Sales and Marketing

Robert E. Tucker..................   1996      183,127        --               24,000         3,750
   Senior Vice President -           1995      139,133        --               63,691         3,283
   Operations                        1994      122,435        --               61,333         2,055

Leslie R. Jones...................   1996      148,115        --               24,000         3,750
   Vice President, General           1995       95,089(8)     --               37,833         3,483
   Counsel and Secretary

Robert M. Johnson.................   1996      144,869        --               10,000        12,663(9)
   Senior Vice President -           1995      137,288     25,000(10)          14,944        11,628(9)
   Business Development              1994      102,885        --               23,333          --

Vincent J. Persano................   1996      125,423     26,000(11)           5,000         3,750
   Vice President - Sales            1995      107,250     41,399(11)          26,724         2,766
   (former executive officer)        1994      100,000     20,942(11)           9,333         2,014

--------------------------

(1) Includes options to purchase common stock of Healthdyne as follows: Mr. Reynolds - 15,000 shares in 1994; Mr. Johnson - 10,000 shares in 1994; Mr. Tucker - 12,000 shares in 1994; Ms. Jones - 15,000 shares in 1995.
(2) Includes an adjustment to options to purchase the Company's Common Stock to reflect the Company's Common Stock distribution resulting from a 4 for 3 stock split to shareholders of record on September 6, 1994.
(3) Includes options ("Adjustment Options") to purchase the Company's Common Stock issued under the Company's Stock Option Plan II in connection with the Spin-Off (as hereinafter defined) of the Company by Healthdyne in May 1995.
(4) All named executive officers except Mr. Miclot participated in Healthdyne's or the Company's 401(K) plan. The amounts shown in this column represent matching contributions made by the Company to the 401(K) plan on behalf of these individuals.
(5) Mr. Miclot's 1995 compensation represents amounts earned since he commenced employment with the Company in November of 1995.
(6) As an incentive for Mr. Miclot to enter into employment with the Company, the Company agreed to pay Mr. Miclot a bonus in the amount of $40,000, $20,000 of which was paid 30 days following commencement of employment, with the remaining $20,000 paid upon the completion of Mr. Miclot's relocation to the Marietta, Georgia area.
(7) As an incentive for Mr. Miclot to enter into employment with the Company, the Company agreed to reimburse Mr. Miclot for certain relocation expenses.
(8)  Ms. Jones became a full-time employee of the Company on May 22, 1995.
     Ms. Jones' 1995 compensation includes compensation for services rendered to the Company while she was an employee of Healthdyne.
(9) Includes forgiveness of a bridge loan made by the Company in connection with Mr. Johnson's relocation to the Marietta, Georgia area in the amount of $8,913 for both 1995 and 1996. See "Employment Contracts, Termination of Employment, and Change in Control Agreements with Executive Officers and Directors."
(10) Represents a bonus paid to Mr. Johnson at the time of his acceptance of employment with the Company.

(11) Represents sales commissions paid to Mr. Persano and payable quarterly pursuant to a sales incentive plan based upon the achievement by the Company of certain sales goals established by the President and Chief Executive Officer.


STOCK OPTIONS

     The following table contains information concerning the grant of stock options under the Company's 1993 Stock Option Plan and 1996 Stock Option Plan to the named executive officers of the Company during the last fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                 INDIVIDUAL GRANTS
                                 -----------------
                                     % OF TOTAL
                                                                     POTENTIAL REALIZABLE
                                                                        VALUE AT ASSUMED
                                                                          ANNUAL RATES
                       NUMBER OF    OPTIONS    EXERCISE                   OF STOCK PRICE
                       SECURITIES  GRANTED TO     OR                     APPRECIATION FOR
                       UNDERLYING  EMPLOYEES     BASE                      OPTION TERM
                        OPTIONS    IN FISCAL    PRICE    EXPIRATION        -----------
NAME                   GRANTED(#)     YEAR      ($/SH)      DATE       5%($)       10%($)
----                   ----------  ----------  --------  ----------  ----------  ----------
Craig B. Reynolds...     40,000     14.19%     10.06     4/17/06     253,068     641,320

John L. Miclot......     24,000      8.51%     10.06     4/17/06     151,841     384,792

Robert E. Tucker....     24,000      8.51%     10.06     4/17/06     151,841     384,792

Leslie R. Jones.....     24,000      8.51%     10.06     4/17/06     151,841     384,792

Robert M. Johnson...     10,000      3.55%     10.06     4/17/06      63,267     160,330

Vincent J. Persano..      5,000      1.77%     10.06     4/17/06      31,633      80,165

     The options referred to above become exercisable in three annual installments commencing on the first anniversary date of the option grant. The options are not transferable, otherwise than by will or the laws of descent and distribution. Except as provided in each of the option agreements, the options may not be exercisable unless employment with the Company or an affiliate or subsidiary of the Company continues. Prior to their scheduled expiration, options granted under the plans will expire (i) immediately upon the employee's termination for good cause; (ii) three months after the date of termination for reason other than good cause; (iii) three months after the employee's voluntary termination; and (iv) one year after the employee's death or disability. The optionees are obligated to reimburse the Company at the time of any exercise of the options for any taxes required to be withheld by the Company under federal, state or local law as the result of the exercise of the options. See "Employment Contracts, Termination of Employment, and Change in Control Agreements with Executive Officers and Directors."

STOCK OPTION EXERCISES

     The following table sets forth information with respect to the named executive officers concerning the exercise of options for both the Company's Common Stock and Healthdyne's common stock during the last fiscal year and the value of unexercised options for the Company's Common Stock held as of the end of the fiscal year:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FY - END OPTION VALUES


                                          Shares                         Number of Securities
                                         Acquired        Value          Underlying Unexercised       Value of Unexercised
                                       on Exercise      Realized              Options at             In-the-Money Options
Name                                       (#)           ($)(1)           Fiscal Year End(#)        at Fiscal Year End($)
----                                   -----------      --------      --------------------------  --------------------------
                                                                      Exercisable  Unexercisable  Exercisable  Unexercisable
                                                                      -----------  -------------  -----------  -------------
Craig B. Reynolds (2).................     --               --          140,611       96,474        112,228        2,081
                  (3).................   23,334          168,321           --           --             --           --
John L. Miclot    (2).................     --               --           11,666       47,334           --           --
                  (3).................     --               --             --           --             --           --
Robert E. Tucker  (2).................     --               --           97,739       56,301         78,399        1,526
                  (3).................   18,000          131,434           --           --             --           --
Leslie R. Jones   (2).................     --               --           33,474       32,556         19,523         --
                  (3).................   27,002          185,015           --           --             --           --
Robert M. Johnson (2).................     --               --           22,652       15,625         10,392         --
                  (3).................    6,667           50,105           --           --             --           --
Vincent J. Persano(2).................   19,232           78,243          7,497       14,215          7,779         --
                  (3).................   10,000           66,387           --           --             --           --

       -----------------------

       (1)    Represents the excess of the fair market value of the stock at the time of exercise above the exercise price of the options.
       (2)    Represents options to purchase the Company's Common Stock only.
              The value of unexercised in-the-money options is based on $8.88, the last sale price of the Company's Common Stock on December 31, 1996.
       (3)    Represents options to purchase Healthdyne's common stock only.

PENSION PLAN

     The following table shows the estimated pension benefits payable to a covered participant at normal retirement age under the Company's nonqualified pension plan, which provides benefits based on remuneration that is covered under the plan and years of service with the Company and its affiliates.


                               PENSION PLAN TABLE


                                  YEARS OF SERVICE
              --------------------------------------------------------
Remuneration     10       15        20        25        30        35
------------     --       --                  --        --        --
    $ 75,000  $15,300  $22,950  $ 30,600  $ 30,600  $ 30,600  $ 30,600
     100,000   22,800   34,200    45,600    45,600    45,600    45,600
     125,000   30,300   45,450    60,600    60,600    60,600    60,600
     150,000   37,800   56,700    75,600    75,600    75,600    75,600
     175,000   45,300   67,950    90,600    90,600    90,600    90,600
     200,000   52,800   79,200   105,600   105,600   105,600   105,600

     Remuneration covered by the plan is based on the average base salary of the executive for the three years in which his or her base salary is the highest. This amount for each of the named executive officers participating in the plan as of the end of the last fiscal year was $200,027, $178,246, $148,232, $137,614, $128,347 and $110,891,
respectively, for Mr. Reynolds, Mr. Miclot, Mr. Tucker, Ms. Jones, Mr. Johnson and Mr. Persano. The estimated years of service for each named executive officer as of the end of the last fiscal year was 16 years for Mr. Reynolds, 1 year for Mr. Miclot, 15 years for Mr. Tucker, 12 years for Ms. Jones, 3 years for Mr. Johnson and 11 years for Mr. Persano. Years during which the named executive officers were employed by Healthdyne are included in the years of service for such named executive officers under the plan. Benefits shown are computed as a diminishing single life annuity beginning at age 65 with annual reductions equal to the annual increases in primary social security benefits. The base salary used to calculate covered compensation is the same figure reported in the "Salary" column of the Summary Compensation Table, except with respect to Ms. Jones, whose base salary for these purposes includes compensation for services rendered to Healthdyne.

COMPENSATION OF DIRECTORS

     Directors who are officers of the Company receive no additional compensation for serving on the Board of Directors. Directors who are not officers receive a fee of $12,000 per annum, plus $1,000 for each Board meeting and $750 for each committee meeting attended, and are reimbursed for any travel expenses incurred. As set forth below, in lieu of the $12,000 director's fee, Mr. Petit receives certain other compensation for his services as Chairman of the Board of Directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE IN CONTROL AGREEMENTS WITH EXECUTIVE OFFICERS AND DIRECTORS

     The Company has entered into separate Noncompetition Agreements with certain executive officers, including Mr. Reynolds, Mr. Miclot, Mr. Tucker and Ms. Jones. The terms and conditions of these Noncompetition Agreements are identical for each of these individuals and provide that in the event the individual's employment is terminated or the individual terminates employment for good reason (e.g., loss or reduction of title, responsibility, pay or benefits) within three years following a change in control as defined in the Noncompetition Agreement, the individual agrees not to compete for a period of 12 months, as an owner, employee, consultant or agent of any entity which competes in any material respect with the Company ("Competitor"). The noncompetition provisions do not apply in the event (i) less than thirty percent (30%) of the Competitor's revenue in the last fiscal year was related to Competitor's product lines which compete with the Company ("Competing Products"), or (ii) the individual provides services to a Competitor which are unrelated to the Competitor's Competing Products. Pursuant to the Noncompetition Agreements, these individuals will receive certain benefits in the event their respective employment with the Company is terminated or the individual terminates his or her employment for good cause (as defined in the Noncompetition Agreements) within three years following a change in control of the Company. In such event, the individual will receive three times his or her average annual compensation (as reported on the applicable Forms W-2 from the Company) for the five years ending prior to termination, a continuation of health, life and disability benefits for three years, and use of a Company-provided vehicle for three years (including the cost of repair, maintenance and insurance).

     On March 1, 1994, Robert M. Johnson became Senior Vice President -- Business Development of the Company. Mr. Johnson entered into a Letter of Agreement, dated January 27, 1994 and amended January 28, 1994, reflecting the terms of his employment with the Company. In an effort to expedite Mr. Johnson's relocation to Marietta, Georgia, the Company advanced a non-interest bearing bridge loan to Mr. Johnson in the amount of $50,800 on April 25, 1994. Of that amount, $15,150 was repaid on June 26, 1994 and the balance was converted into a non-interest bearing promissory note, payable in four equal annual installments on March 1 of each year commencing in 1995 and continuing through 1998. To the extent that Mr. Johnson is an active full-time employee of the Company in good standing on such dates, the payments due thereunder will be forgiven by the Company and reflected as compensation to Mr. Johnson. Mr. Johnson and the Company entered into a Noncompetition Agreement in April 1996 with substantially the same terms and conditions as the Noncompetition Agreements described above, except that the period covered by the no-compete clause is eight rather than 12 months, and the severance payment is two times his average annual compensation for the five years ending prior to termination.

     On November 1, 1995, Mr. Miclot became Senior Vice President-Sales and Marketing of the Company. Mr. Miclot and the Company entered into a Letter of Agreement dated October 12, 1995 and executed by Mr. Miclot on October 17, 1995, reflecting the terms of his employment with the Company. The Letter of Agreement provides, among other things, for a bonus in the amount of $40,000, $20,000 of which was payable 30 days following commencement of employment and $20,000 of which was payable following completion of Mr. Miclot's relocation to the Marietta, Georgia area. The Company also agreed to reimburse Mr. Miclot for certain relocation expenses. In addition, the Company agreed to reimburse Mr. Miclot up to $25,000 in the event the confirmed sales price for his residence in Powell, Ohio was less than Mr. Miclot's purchase price for such residence. Mr. Miclot was required to repay certain relocation expenses in the event he voluntarily elected to leave the employ of the Company within the 24 months following commencement of his employment. The Letter of Agreement also provided for 12 months severance in the event the Company terminated Mr. Miclot's employment through no fault of Mr. Miclot. This special severance is not payable in the event Mr. Miclot's termination is due to specific events, including but not limited to, a change in control of the Company.

     In January 1996, the Board of Directors authorized the Company to enter into an Agreement to Purchase Promissory Note (the "Put") with Bank of America Illinois (the "Bank") with respect to a $100,000 bridge loan from the Bank to Mr. Miclot to assist in purchasing a residence in the Marietta, Georgia area. Pursuant to the Put, the Bank has an option to sell the promissory note to the Company upon the occurrence of an event of default.

     On December 11, 1996, the Board of Directors of the Company agreed to pay Mr. Petit for his services as Chairman of the Board of Directors in the amount of $50,000 per year in lieu of the $12,000 per annum director fee. See "Compensation of Directors." In addition, the Company agreed to reimburse Matria Healthcare 45% of the expenses associated with Mr. Petit's office space and associated overhead, the cost and use of the Matria Board Room for meetings and the cost of Mr. Petit's assistant and related expenses. The Company's portion of these expenses is estimated to be approximately $45,000 per year.

     On March 20, 1997, the Board of Directors authorized the Company to enter into indemnification agreements (the "Indemnity Agreements") with its directors and executive officers. The Indemnity Agreements are consistent with and are intended to implement the existing provisions of the Company's By-Laws. The Indemnity Agreements provide for indemnification of directors and executive officers to the full extent authorized or permitted by law for all expenses, judgments, fines, penalties and settlement payments incurred by the indemnitee in connection with any act taken in the indemnitee's capacity as a director or executive officer of the Company. The Indemnity Agreements also provide for
(i) advancement by the Company of expenses incurred by the director or executive officer in defending certain litigation, (ii) the appointment of independent legal counsel to determine whether the director or officer is entitled to indemnity after a change in control, and (iii) the continued maintenance by the Company of the directors' and officers' liability insurance currently in effect for so long as the indemnitee may be subject to any possible, threatened or pending action, unless the cost of such insurance is more than 150% of the annualized rate of premiums paid by the Company in fiscal year 1996. Additionally, pursuant to the Indemnity Agreements, the Company retains subrogation rights to recover any payments made to the indemnitee by a third party. The Indemnity Agreements are binding on the Company and any successors thereto and shall continue in effect regardless of whether an indemnitee continues to serve as a director or executive officer of the Company.

     Employees of the Company hold options to purchase shares of the Company's Common Stock pursuant to the Stock Option Plan (the "Option Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the Stock Option Plan II (the "Option Plan II") (collectively the "Plans"). In May 1995, the Stock Option Committee distributed to the holders of outstanding options granted under the Option Plan a notice of acceleration of the exercise date of outstanding options conditional upon a "Change of Control Event" defined as (i) any "person" (as such term is used in Sections 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), becoming a "beneficial owner" (as defined in Rule 13d-3 promulgated pursuant to the Exchange Act), directly or indirectly, of securities representing 50% or more of the combined voting power of the Company's then outstanding securities, or (ii) as a result of, or in combination with, any cash tender offer or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions (a "Transaction"), the persons who are directors of the Company before the Transaction ceasing to constitute a majority of the Board of Directors of the Company or any successor to the Company. On January 30, 1997, the Board of Directors of the Company amended the Option Plan to provide that the Stock Option Committee give at least ten days notice of the potential Change of Control Event and the option will become fully vested on the date of such notice.

     The 1996 Plan also provides for the acceleration of the exercise date of outstanding options granted under the 1996 Plan. In addition to the definition set forth above, a Change of Control Event is also defined in the 1996 Plan as approval by the Company's shareholders of the sale, transfer or other disposition of all or substantially all of the assets of the Company. Additionally, the option agreement provides that the Stock Option Committee give at least ten days notice of the potential Change in Control Event and the options will become fully vested upon the date of such notice. All options granted under the Option Plan II are fully vested and therefore will not be accelerated upon a Change of Control Event.

     As of January 1, 1997, employees (or former employees), including executive officers, held options under the Plans to purchase an aggregate of 1,244,282 shares of the Company's Common Stock at a weighted average exercise price of $9.19 per share (based on exercise prices ranging from $6.04 to $11.88 per share). Not included in the foregoing are options granted under the Option Plan II to purchase 683,263 shares of the Company's Common Stock which are held by officers, directors and employees (or former employees) of Healthdyne or its successor Matria Healthcare.

     The non-employee directors of the Company hold options to purchase the Company's Common Stock pursuant to the Company's Non-Employee Director Stock Option Plan (the "Director Plan"). Pursuant to the Director Plan, if an optionee's service as a member of the Board of Directors is terminated or discontinued as a result of any extraordinary proceeding which results in a change in control of the Company, his option will become immediately exercisable in full for 30 days prior to such proceeding. As of January 1, 1997, non-employee directors held options under the Director Plan to purchase an aggregate of 39,842 shares of the Company's common stock at a weighted average exercise price of $8.05 per share (based on exercise prices ranging from $7.13 to $11.88 per share).

     The Company's executive officers and certain other employees participate in a Retirement Benefit Award Program. In the event of a "Change in Control" of the Company, all benefits accrued to date under these Retirement Benefit Awards immediately vest and each participant may require the Company to place in trust for the participant's benefit an amount of money equal to the present value of the vested benefits under the retirement program. Benefits upon a Change in Control are calculated to include three additional years of service for executive officers who are also parties to Noncompetition Agreements with the Company.

     The Company has entered into Split-Dollar Life Insurance Agreements ("Insurance Agreements") with the executive officers and certain other employees. If an employee dies prior to termination of employment with the Company and prior to his or her Security Release Date (as defined in the Insurance Agreements), the employee's designated beneficiary will be entitled to receive as a death benefit an amount equal to two and one-half times the employee's annual base salary at the time of death. To the extent that the death benefit under the Policy exceeds such amount, the balance of the death benefit shall be payable to the Company. The Company retains a security interest in the Policy until the employee's Security Release Date or until the employee terminates his or her employment on account of a "Qualifying Termination." A Qualifying Termination occurs if (i) an employee's employment with the employer is terminated without cause or (ii) an employee terminates his or her employment with the employer for "good reason" within one year of a "Change of Control." After the employee is terminated as a result of a Qualifying Termination, however, the employee is entitled to exercise all of his or her ownership in the Policy without any limitation. Pursuant to the Retirement Benefits Awards, as amended, the value of the Policy is then offset against the Company's obligations under the Retirement Benefit Award under certain circumstances.

     The definition of Change of Control under the Insurance Agreements is substantially the same as is set forth under the Plans discussed above except that Change of Control under the Insurance Agreements also includes changes in the effective control of the Company which occur on the date that either (i) any one person, or more than one person acting as a group, acquires ownership of stock of the Company possessing 20% or more of the total voting power of the stock of the Company or (ii) a majority of members of the Company's Board of Directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Company's Board of Directors who were directors prior to the date of the appointment or election of the first of such new directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following tables set forth certain information as to the beneficial ownership of shares of the Company's Common Stock. Under the rules of the Securities and Exchange Commission (the "Commission"), a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities which that person has the right to acquire within sixty
(60) days, as well as any securities owned by such person's spouse, children or relatives living in the same house. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

     Security Ownership of Management. The following table sets forth certain information as to the Common Stock beneficially owned as of March 31, 1997 by each of the Company's directors and nominees for director, each executive officer named in the Summary Compensation Table set forth under the caption "Executive Compensation" and all directors and executive officers as a group. Unless otherwise indicated in a footnote each person listed below possesses sole voting and investment power with respect to the shares indicated as beneficially owned by him or her.



                                                              Amount and Nature             Percent
Name of Beneficial Owner                                      of Beneficial Ownership (1)   of Class
------------------------                                      ---------------------------   --------

Parker H. Petit (2).........................................         866,859(3)                6.8%
Craig B. Reynolds...........................................         165,507                   1.3%
J. Terry Dewberry...........................................         125,979                      *
Alexander H. Lorch..........................................          13,824                      *
J. Leland Strange...........................................           6,667                      *
James J. Wellman, M.D.......................................           4,445                      *
J. Paul Yokubinas...........................................         105,560                      *
Robert M. Johnson...........................................          25,986                      *
Leslie R. Jones.............................................          41,860                      *
John L. Miclot..............................................          19,848                      *
Vincent J. Persano..........................................          14,352                      *
Robert E. Tucker............................................         115,411                      *
All directors and executive officers
as a group (13 persons).....................................       1,593,092                 12.50%

-------------

* Less than 1%

(1) Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. Includes shares that may be acquired through the exercise of stock options exercisable within sixty (60) days for the following individuals: Mr. Petit - 258,814 shares; Mr. Reynolds - 162,834 shares; Mr. Dewberry - 106,333 shares; Mr. Lorch - 6,667 shares; Mr. Strange - 6,667 shares; Dr. Wellman - 4,445 shares; Mr. Yokubinas - 70,922 shares; Mr. Johnson - 25,986 shares; Ms. Jones - 41,475 shares; Mr. Miclot - 19,667 shares; Mr. Persano - 12,275 shares; Mr. Tucker - 112,406 shares; all directors and executive officers as a group - 909,720 shares.
(2) Mr. Petit's address is c/o Matria Healthcare, Inc., 1850 Parkway Place, 12th Floor, Marietta, Georgia 30067.
(3) Includes 575,510 shares owned by Mr. Petit, 32,535 shares held by Petit Investments Limited Partnership and 258,814 shares that may be acquired through the exercise of stock options exercisable within sixty (60) days.


     Security Ownership of Certain Beneficial Owners. The following table sets forth certain information with respect to all shareholders other than Mr. Petit, whose beneficial interest is set forth under the caption "Security Ownership of Management," known to the Company to beneficially own as of December 31, 1996 more than five percent (5%) of the outstanding shares of the Common Stock. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the Common Stock beneficially owned by them.



Name and Address                           Amount and Nature       Percent of Common
of Beneficial Owner                      of Beneficial Ownership   Stock Outstanding*
-------------------                      -----------------------   ------------------

Wellington Management Company (1).....         1,325,587               10.5%
 75 State Street
 Boston, Massachusetts 02109

Cowen & Company (2)...................           647,493                5.1%
 Financial Square
 New York, New York 10005

-----------------

(1) Based on information set forth in a Schedule 13G dated January 24, 1997 providing information as of December 31, 1996. Wellington Management Company ("Wellington") may be deemed to be the beneficial owner of 1,325,587 shares owned by numerous investment counseling clients. Wellington has shared voting power as to 254,349 of such shares and shared dispositive power as to all of such shares.

(2) Based on information set forth in a Schedule 13G dated February 12, 1997, and filed jointly on behalf of Cowen & Company, Cowen Incorporated and Joseph M. Cohen, providing information as of December 31, 1996. Cowen & Company, in its capacity as a broker-dealer and investment adviser, has shared voting power as to 638,660 of such shares and shared dispositive power as to all of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For purposes of this section, references to Healthdyne shall include, where appropriate, Healthdyne's successor, Matria Healthcare.

     Mr. Petit was the founder, Chairman of the Board and Chief Executive Officer of Healthdyne, and Mr. Yokubinas, a member of the Compensation Committee, served as President and Chief Operating Officer of Healthdyne. Healthdyne operated the Company as a division of Healthdyne until the Company's June 1993 public offering, after which Healthdyne owned an 81% interest in the Company until Healthdyne distributed its shares of common stock of the Company to Healthdyne shareholders as a dividend (the "Spin-Off"). Healthdyne provided the

Company with certain administrative and related services such as accounting, legal, tax, data processing, human resources and certain other services, pursuant to an Administrative Services Agreement dated March 31, 1993, as amended (the "Services Agreement"). The Services Agreement was amended on April 21, 1995, in anticipation of Healthdyne's Spin-Off of its interest in the Company, to reduce the nature and amount of services to be provided by Healthdyne to the Company. As a result of the Merger, Matria Healthcare is now a party to the Services Agreement with the Company. The Services Agreement was extended on a month-to-month basis effective January 1, 1997 and may be terminated upon 30 days prior written notice. Charges for services are made on a monthly basis in an amount which is estimated to equal Matria Healthcare's cost, including overhead, of providing the services. For the years ended December 31, 1994, 1995 and 1996, the Company reimbursed Healthdyne for the cost of the administrative and personnel services provided by employees of Healthdyne in the amounts of $854,000, $918,000 and $235,000, respectively. In addition, the Company paid $693,000, $637,000 and $289,000 to reimburse Healthdyne for the cost of various insurance premiums paid by Healthdyne on behalf of the Company for the years ended December 31, 1994, 1995 and 1996, respectively. The Company is under no obligation to purchase services pursuant to the Services Agreement. In any event, the amounts paid by the Company to Healthdyne for services in the past may not be representative of the amount of services required by the Company in the future.

     The Company has an arrangement (originally with Healthdyne and now with Matria Healthcare), under which the Company supplies the System 37 Uterine Activity Monitor and certain other products and supplies to Matria Healthcare at a price which is approximately 33% over the Company's manufacturing cost.
As a result of this arrangement, without the consent of Matria Healthcare, the Company is prohibited from selling the System 37 monitor and other competing obstetrical care products to other parties. The aggregate amount paid by Matria Healthcare to the Company for equipment purchased by Matria Healthcare from the Company in 1996 was approximately $500,000. In 1996, the Company also provided certain research and development services related to the System 37 and certain other products for which Healthdyne paid the Company $228,000.

     It is the intention of the Company and Matria Healthcare that all transactions between them, or between the Company and any affiliated party, will be on an arm's length basis on terms no less favorable to the Company than could be obtained from unaffiliated third parties. In addition, the Company intends that any transactions between the Company and any other affiliated party, including Matria Healthcare or its affiliates, that are material to the Company must be approved by the vote of a majority of the independent and disinterested members of the Board of Directors of the Company. As previously indicated, Mr. Petit currently serves as Chairman of the Board of Matria Healthcare.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as pages F-1 through F-20 of this Annual Report on Form 10-K:



                                                                          PAGE
                                                                          ----
Independent Auditors' Report...........................................    F-1

Consolidated Balance Sheets - December 31, 1996 and 1995...............    F-2

Consolidated Statements of Earnings:
 Years ended December 31, 1996, 1995, and 1994.........................    F-3

Consolidated Statements of Shareholders' Equity:
 Years ended December 31, 1996, 1995, and 1994.........................    F-4

Consolidated Statements of Cash Flows:
 Years ended December 31, 1996, 1995, and 1994.........................    F-5

Notes to Consolidated Financial Statements.............................    F-7

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

EXHIBIT
NUMBER
------

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


     The following exhibits are incorporated by reference herein from the Company's Schedule 14D-9 filed on January 31, 1997 (the "Schedule 14D-9"):

11     Forms of Retirement Benefit Award Agreement.

12     Amendment to the form of Retirement Benefit Award Agreement.

13     Form of Split-Dollar Life Insurance Agreement.

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

10.37  Letter of Employment dated January 27, 1994, as amended, between Robert
       M. Johnson and Healthdyne.

10.38 Letter of Employment dated October 12, 1995, between John L. Miclot and the Company.

10.39  Addendum dated January 1, 1997 to Administrative Services Agreement.

10.40  Amendment No. 1 to Stock Option Plan.

10.41  Amendment No. 2 to Stock Option Plan.

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

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   HEALTHDYNE TECHNOLOGIES, INC.


                                   By:  /s/ M. Wayne Boylston
                                        -------------------------------------
                                        M. Wayne Boylston
                                        Vice President - Finance,
                                        Chief Financial Officer
                                        and Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

Date: April 29, 1997