Form 10-Q
period 1997-03-31
HEALTHDYNE TECHNOLOGIES INC
filed 1997-05-15
CIK 900307

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997
                                                --------------
                                       or

[ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from           to
                                                         ---------    ----------
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

                               YES   X      NO
                                   ----          ----

As of May 1, 1997, 12,741,408 shares of the Company's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

ASSETS                                                          March 31,       December 31,
                                                                 1997               1996
                                                              -----------       -----------
Current assets:                                               (Unaudited)
  Cash and cash equivalents                                   $   3,229             3,041
  Trade accounts and notes receivable, less
   allowances of $1,312 at March 31, 1997 and $1,193
   at December 31, 1996                                          38,409            36,164
  Inventories:
      Finished goods                                              7,836             7,862
      Work in process                                             2,580             3,086
      Raw materials                                               7,937             7,645
                                                              ---------         ---------
        Total inventories                                        18,353            18,593
                                                              ---------         ---------

  Deferred income taxes                                           1,660             1,523
  Prepaid expenses and other current assets                       1,802             2,296
                                                              ---------         ---------
    Total current assets                                         63,453            61,617
                                                              ---------         ---------

Property and equipment                                           22,390            20,294
  Less accumulated depreciation and
    amortization                                                (11,796)          (11,000)
                                                              ---------         ---------

  Net property and equipment                                     10,594             9,294
                                                              ---------         ---------

Excess of cost over net assets of businesses acquired,
  less accumulated amortization of $2,007 at
  March 31, 1997 and $1,815 at December 31, 1996                 20,719            20,911

Intangible assets, less accumulated
  amortization of $3,055 at March 31, 1997
  and $2,992 at December 31, 1996                                 5,978             5,410
Other assets                                                      1,479               846
                                                              ---------         ---------
                                                              $ 102,223            98,078
                                                              =========         =========




See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND SHAREHOLDERS' EQUITY                              March 31,             December 31,
                                                                   1997                     1996
                                                                 -----------            ------------
                                                                (Unaudited)
Current liabilities:
  Current installments of long-term debt                          $  1,197                   2,610
  Accounts payable, principally trade                               13,615                  12,375
  Accrued liabilities                                               11,987                   9,745
                                                                  --------                 -------

     Total current liabilities                                      26,799                  24,730

Long-term debt, excluding current installments                      29,078                  29,078
                                                                  --------                 -------

     Total liabilities                                              55,877                  53,808
                                                                  --------                 -------


Shareholders' equity:
Preferred stock, without par value. Authorized 10,000
  shares; issued none                                                    -                       -
Common stock, $.01 par value.  Authorized 50,000 shares;
  issued and outstanding 12,740 and 12,628 shares at
  March 31, 1997 and December 31, 1996, respectively                   127                     126
Additional paid-in capital                                          23,551                  22,755
Retained earnings                                                   22,668                  21,389
                                                                  --------                 -------

    Total shareholders' equity                                      46,346                  44,270
                                                                  --------                 -------
                                                                  $102,223                  98,078
                                                                  ========                 =======


See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)


                                                                   Three Months Ended
                                                                        March 31,
                                                              ---------------------------
                                                                 1997              1996
                                                                 ----              ----
Revenues                                                      $  35,671            27,482
Cost of revenues                                                 21,860            16,017
                                                              ---------         ---------
   Gross profit                                                  13,811            11,465

Selling and administrative expenses                               7,969             6,675
Research and development expenses                                 1,873             1,350
                                                              ---------         ---------

   Operating profit                                               3,969             3,440

Costs associated with an unsolicited
   offer to acquire the Company                                  (1,300)               --
Interest expense                                                   (592)             (577)
Interest income                                                      81                88
Other expense, net                                                  (26)              (15)
                                                              ---------         ---------

   Earnings before income taxes                                   2,132             2,936

Income tax expense                                                  853             1,159
                                                              ---------         ---------

   Net earnings                                               $   1,279             1,777
                                                              =========         =========

Net earnings per common share and
  common share equivalent                                     $     .10               .14
                                                              =========         =========

Weighted average number of common shares
  and common share equivalents outstanding                       13,270            12,950
                                                              =========         =========








See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                       March 31,
                                                              ----------------------------
                                                                  1997             1996
                                                                  ----             ----
Cash flows from operating activities:

Net earnings                                                  $   1,279             1,777
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                                 1,051               828
    Deferred income taxes                                          (137)              234
(Increase) decrease in:
    Trade accounts and notes receivable                          (2,245)            1,983
    Inventories                                                     240            (1,486)
    Other assets                                                   (139)              341
Increase (decrease) in:
    Accounts payable                                              1,240              (943)
    Accrued liabilities                                           2,242               263
                                                              ---------         ---------

         Net cash provided by
          operating activities                                    3,531             2,997
Cash flows from investing activities:

    Purchase of product rights                                     (631)             (198)
    Purchases of property and
      equipment                                                  (2,096)             (702)
                                                              ---------         ---------

         Net cash used in
          investing activities                                   (2,727)             (900)
                                                              ---------         ---------











                                                                    (continued)

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)



                                                                    Three Months Ended
                                                                          March 31,
                                                               ---------------------------
                                                                  1997               1996
                                                                  ----               ----
Cash flows from financing activities:

     Net borrowings under revolving
       credit agreement                                       $      --               500
     Principal repayments of long-term debt                      (1,413)             (912)
     Proceeds from issuance of common stock                         797               558
                                                              ---------         ---------

        Net cash provided by (used in)
         financing activities                                      (616)              146
                                                              ---------         ---------

        Net increase in cash and cash
         equivalents                                                188             2,243

Cash and cash equivalents at beginning
  of period                                                       3,041               287
                                                              ---------         ---------

Cash and cash equivalents at end
  of period                                                   $   3,229             2,530
                                                              =========         =========









See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


1.   General

     The consolidated condensed financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for interim periods are not necessarily indicative of results that may be expected for the full fiscal year.

     These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Healthdyne Technologies, Inc. (the "Company") for the year ended December 31, 1996.

2.   Earnings Per Share of Common Stock

     Primary earnings per common share and common share equivalent are based on the weighted average number of shares outstanding and common share equivalents derived from dilutive stock options. Fully diluted earnings per share are not significantly different from primary earnings per share.

3.   Credit Agreement

     In March 1997, the Company entered into an amendment to its revolving credit and term loan agreement (the "Credit Agreement") which extended the expiration date of the term loan portion to June 1999. Balances under the Credit Agreement now will all be due at that time.

4.   Costs Associated With an Unsolicited Offer to Acquire the Company

     On January 2, 1997, A. Malachi Mixon, III, Chairman and Chief Executive Officer of Invacare Corporation ("Invacare"), sent a letter to Craig B. Reynolds, President and Chief Executive Officer of the Company, indicating Invacare's interest in a combination with the Company and proposing to acquire the Company in a negotiated merger transaction in which shareholders of the Company would receive $12.50 in cash for each share of the Company's Common Stock (the "Invacare Preliminary Proposal"). On January 10, 1997, Invacare issued a press release disclosing the unsolicited Invacare Preliminary Proposal and the Company issued a press release announcing that its Board would consider the Invacare Preliminary Proposal in due course.

     On January 15, 1997, the Company's Board of Directors met to discuss the Invacare Preliminary Proposal and appointed Cowen & Company ("Cowen"), as financial advisor and Skadden, Arps, Slate, Meagher & Flom LLP as legal advisor to the Board of Directors. On January 23, 1997, the Board of Directors of the Company met again to review the Company's financial performance and the Invacare Preliminary Proposal. The Board of Directors determined that the sale of the Company was not in the best interests of its shareholders at such time and issued a press release on January 24, 1997, rejecting the Invacare Preliminary Proposal.

     On January 27, 1997, Invacare commenced an unsolicited tender offer to purchase all of the outstanding shares of Company Common Stock at $13.00 per share in cash (the "Invacare Initial Offer Price"), upon certain terms and subject to certain conditions (the "Invacare Initial Offer"), to be followed by a second-step merger in which holders of shares not validly tendered would receive the same per share price as in the Invacare Initial Offer. The Invacare Initial Offer also disclosed that Invacare owned 600,000 shares (approximately 4.9%) of the Company's Common Stock.

     On January 30, 1997, the Board of Directors reviewed the Invacare Initial Offer and unanimously concluded that it was grossly inadequate and not in the best interests of the Company and its shareholders. In particular, the Board of Directors determined that the Company's current strategic plan offered the potential for greater benefits for the Company's shareholders than the Invacare Initial Offer, based on, among other things, greater opportunities for business expansion, revenue and earnings growth, and the introduction of new products and product lines into the health care market. The Board unanimously recommended that shareholders reject the Invacare Initial Offer and not tender any of their shares.

     On February 25, 1997, the Invacare Initial Offer, which had been scheduled to expire on February 24, 1997, was extended to March 24, 1997. On March 20, 1997, the Company received Invacare's notice to the Company announcing its intention to nominate candidates for election to the Company's Board and to make certain shareholder proposals at the Annual Meeting. On March 24, 1997, Invacare again extended the Invacare Initial Offer to April 7, 1997.

     On March 31, 1997, Invacare revised the Invacare Initial Offer by announcing that it would increase the price in its tender offer from $13.00 per share to $13.50 per share (together, with the Invacare Initial Offer, the "Invacare Offer"). On such date, Invacare also announced another extension of the Invacare Initial Offer, this time until April 28, 1997.

     On April 2, 1997, the Company issued a press release announcing that the Board of Directors voted unanimously to reject the Invacare Offer as grossly inadequate and to recommend that shareholders of the Company not tender any of their shares pursuant to the Invacare Offer. On April 29, 1997, Invacare again extended the Invacare Offer until May 27, 1997.

     The Company and certain of its Directors are also defendants in a lawsuit brought by Invacare, as well as in certain class action lawsuits purportedly brought on behalf of Company shareholders. The Company incurred $1,300 in expense in the first quarter of 1997, primarily related to costs related to the Invacare Offer and defending the litigation (see Part I, Item 3 "Legal Proceedings" of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996).

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as well as factors discussed or identified from time to time in the Company's other filings with the Securities and Exchange Commission.

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

The Company is the subject of an unsolicited hostile tender offer from Invacare Corporation. The offer, whether or not successful, may have a material adverse effect on the operation of the Company. Please see Note 4 of Notes to Consolidated Condensed Financial Statements herein.

The Company has announced the planned introduction of numerous new products in 1997 and 1998. These actions are scheduled to be completed on an accelerated timetable. Timely introduction of products is dependent on several factors, including but not limited to, timely completion of design and engineering work, successfully tested prototypes, clinical device testing, clearance or approval where necessary by the FDA, intellectual property matters and availability of materials and components from suppliers. There can be no assurance that each of these products will be introduced, the products will be introduced in accordance with planned schedules, or that, once introduced, products will be commercially successful. The anticipated rapid development cycle also may result in higher than anticipated warranty claims, which also could adversely affect future financial performance.

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

The Company's present operations and future prospects may be influenced by several factors, including developments in the healthcare industry, third-party reimbursement policies and practices, and changes in regulatory requirements with respect to approval and sale of medical devices. As a result of the increasing cost of healthcare in the United States, government and third party payors are becoming increasingly focused on promoting cost-effective health care services, and payors, in particular, have become more involved in decisions regarding diagnosis and treatment to ensure that care is delivered in a cost-effective manner. As a result of this focus on cost-effective healthcare delivery, the Company believes that home-based healthcare services and medical products will continue to provide a viable and cost-effective alternative to treatment in traditional institutional care settings in many instances.

The Company's success is dependent to a large extent upon the ability of its customers to obtain adequate reimbursement from third-party payors, such as government and private insurance programs, for procedures using the Company's products. For example, Congress passed legislation in December 1995 (which was vetoed by the President) which would have imposed a plan for balancing the federal budget over a seven year period. The plan included major reductions in Medicare and Medicaid expenditures and would have reduced Medicare payment rates for oxygen by 20% beginning in 1996, gradually rising to 30% by 2002. President Clinton's budget plan contained similar provisions, as well as competitive bidding for selected items of equipment, which could include oxygen. Similar proposals could be enacted as part of future budget legislation. Congress and the White House recently agreed to a budget framework that would reduce Medicare expenditures by $115 billion over the next five fiscal years. That framework apparently does not specify any level of reductions or policy changes for oxygen and oxygen equipment. Those decisions will be made by the health committees in Congress and ultimately by the entire Congress. Similarly, the Health Care Financing Administration ("HCFA") has announced a plan to adjust Medicare payment amounts for oxygen and oxygen equipment on the grounds that such amounts are not "inherently reasonable". Before making any such adjustments, HCFA will need to consider specific economic factors and provide notice and an opportunity for public comment. While this plan would be superseded if Congress were to enact final budget legislation, HCFA intends to issue a proposed rule with potential reductions in oxygen payments in the ranges contained in the budget legislation. Reductions in the reimbursement rates that the Company's customers receive for services rendered could have an adverse impact on the Company. The Company, however, is hopeful that the overall cost-effective nature of diagnosis and treatment in the home will be recognized by any new initiatives.

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

The Company acquired HealthScan Products during 1994 and acquired Fiberoptic Medical Products, Inc. and certain assets of Trent Products Limited during 1996 in an effort to broaden its product offerings and will continue to examine possible candidates for acquisitions in the future should the opportunity arise. No assurance, however, can be given that any such acquisitions will be consummated by the Company or, if consummated, that they will be financially or operationally successful.

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

The following discussion of the Company's financial condition and results of operations should be read in conjunction with financial information herein and the Company's consolidated financial statements and related notes presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

Operating Results

The following table sets forth the percentage of revenues represented by line items in the Consolidated Condensed Statements of Earnings for the three months ended March 31, 1997 and 1996:

                                                           Three Months Ended
                                                           ------------------
                                                                March 31,
                                                           ------------------
                                                            1997       1996
                                                            ----       ----

        Revenues                                            100%       100%
        Cost of revenues                                     61         58
                                                            ---        ---
          Gross profit                                       39         42

        Selling and administrative expenses                  23         24
        Research and development expenses                     5          5
                                                            ---        ---
          Operating profit                                   11         13
        Costs associated with an unsolicited
          offer to acquire the Company                       (3)         -
        Interest expense                                     (2)        (2)
                                                            ----       ----
          Earnings before income taxes                        6         11
        Income tax expense                                    2          4
                                                            ---        ---
          Net earnings                                        4%         7%
                                                            ===        ===

Revenues for the three months ended March 31, 1997 increased 30% to $35,671 from $27,482 in the equivalent period in 1996. This strong increase in revenue is primarily attributable to sales growth in all of the Company's principal product lines. Revenues from the Company's ventilation product line grew from approximately $1,800 in the first quarter of 1996 to approximately $6,200 in the first three months of 1997, due to the outstanding market acceptance received by Quantum(TM), the Company's noninvasive ventilator. Revenues from the respiratory therapy product line grew 13% in the first quarter of 1997 as compared to the first quarter of 1996, due primarily to the 54% increase in revenue recorded by the Company's asthma management product line. The sleep disorders product line grew 6% from the first quarter of 1996 due principally to the continued growth of the Tranquility(R) sleep therapy system. Domestically, sleep therapy product sales increased 33% over the similar period in 1996, offset somewhat by lower international sales of these products. The Company believes that this international sales decline was primarily attributable to customer decisions to delay purchase of these products in anticipation of new products to be released, particularly the Company's new Tranquility(R) Bilevel product. The Tranquility(R) Bilevel was introduced internationally late in the first quarter of 1997, but did not contribute significantly to revenue and was approved by the FDA for U.S. distribution in April 1997. Excluding the effect of the acquisition of Fiberoptic Medical Products, Inc. in June, 1996, revenues from the infant management product line increased 22% in the three months ended March 31, 1997 over the year-earlier period, primarily due to the achievement of greater market share.

In the first quarter of 1997 the Company entered into an agreement with Allegiance Healthcare for distribution of certain of the Company's asthma management products. This agreement is part of the Company's ongoing efforts to increase its distribution strength in large national accounts; however, there can be no assurance that the agreement will be successful in improving the Company's position with such accounts.

The Company's gross profit margins decreased approximately 3 percentage points to 39% during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily due to lower average selling prices on many of the Company's principal products; however, gross profit margin improved over one percentage point from the fourth quarter of 1996. This increase was primarily due to a slightly improved product mix and lower warranty expense in the first quarter of 1997.

Selling and administrative expenses decreased slightly as a percentage of revenues in the first quarter of 1997 as compared to the first quarter of 1996 due primarily to the operating efficiencies generated as a result of accelerated revenue growth.

Research and development expenses increased to $1,873 in the first quarter of 1997 from $1,350 in the year-earlier period, primarily due to the addition of engineering staff and engineering costs relating principally to the development and introduction of new products. As a percentage of revenues, these expenses remained relatively constant. In the first quarter of 1997, the Company successfully introduced its new spacer device, the OptiChamber(TM) and successfully introduced internationally its new Tranquility(R) Bilevel product. There are several existing competing products for both the Company's new asthma spacer device and the new bilevel device. While the Company is hopeful that the features and pricing of these devices will allow rapid market acceptance, there can be no assurances that these products will gain market acceptance or, if attained, over what period of time.

A non-operating charge of $1,300 for expenses associated with the Invacare hostile tender offer and related litigation was recorded in the three months ended March 31, 1997.

Interest expense remained relatively constant in the three months ended March 31, 1997 as compared to the same period in 1996.

The effective income tax rate remained relatively constant in the first quarter of both 1997 and 1996.

The Company had deferred tax assets of $1,660 at March 31, 1997, which resulted from allowances for uncollectible accounts and accruals and reserves recorded for financial statement purposes but not yet deducted for income tax purposes. Management believes such deferred tax assets will be recoverable through reduced income taxes payable in future periods.


Liquidity and Capital Resources

The Company had working capital of approximately $36,700 as of March 31, 1997 and the current ratio was 2.4 to 1.0.

Cash flow provided by operations increased to $3,531 in the three months ended March 31, 1997, from $2,997 in the three months ended March 31, 1996. Cash used in investing activities increased to $2,727 in the three months ended March 31, 1997 from $900 in the same period in 1996, due primarily to increased capital expenditures related to manufacturing tooling for new product introductions and cost reductions on existing products.

The Company entered into a Secured Revolving Credit Agreement in June 1993 (the "Credit Agreement") with two commercial banks and in December 1994 entered into an amendment to the Credit Agreement which increased the total commitment from $15,000 to $25,000. During the last half of 1995, the Credit Agreement was amended to increase the total commitment to $35,000 and was further amended in June 1996 to add a term loan commitment of $15,000. In March 1997, the Credit Agreement was amended again to extend the expiration date of the term loan to June 1999. Both the revolving credit facility and the term loan now expire and are payable in full in June 1999. This facility may be used for general corporate purposes and is secured by all accounts receivable, inventory, deposit accounts and all intangible assets of the Company and contains various covenants, including but not limited to, net worth and financial ratio requirements. As of March 31, 1997, the Company had outstanding borrowings of $28,500 under its Credit Agreement at interest rates ranging from 7.1% to 8.8%.

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

As of March 31, 1997, the Company had outstanding commitments for capital expenditures of approximately $600 relating primarily to manufacturing tooling.

PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               The following exhibits are filed as part of this Report:

               (10) Fifth Amendment to Amended and Restated Revolving Credit
                    Agreement between the Company and Bank of America National Trust and Savings Association

               (11) Computation of Earnings Per Common Share
               (27) Financial Data Schedule

          (b) The Company filed a current report on Form 8-K dated January 24, 1997, reporting under Item 5 actions taken by the Company's Board of Directors at a special meeting held on January 23, 1997. The Company filed a current report on Form 8-K dated February 3, 1997 reporting under Item 5 the adoption of an amendment to the Company's Shareholder Rights Plan and the issuance of a press release reporting year end financial results and setting forth certain cautionary statements for the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEALTHDYNE TECHNOLOGIES, INC.




May 14, 1997                        By: /s/ M. Wayne Boylston
                                        ---------------------------------------
                                        M. Wayne Boylston
                                        Vice President - Finance,
                                        Chief Financial Officer and Treasurer
                                        (duly authorized and
                                        principal financial officer)