Form 10-Q
period 1997-06-30
HEALTHDYNE TECHNOLOGIES INC
filed 1997-08-14
CIK 900307

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



 X       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934 for the quarterly period ended June 30, 1997
                                                             -----------------

                                       or

         Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
-----                        to
         -------------------    ---------------------

Commission file number 0-21776

                         HEALTHDYNE TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         GEORGIA                                           52-1756497
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


1255 KENNESTONE CIRCLE, MARIETTA GEORGIA                     30066
-------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


                                 (770) 499-1212
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES    X   NO
                                        ----     ----
As of August 1, 1997, 12,869,615 shares of the Company's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)



ASSETS                                                           June 30,    December 31,
                                                                   1997         1996
                                                                ---------    -----------
Current assets:                                                (Unaudited)
  Cash and cash equivalents                                     $   2,924        3,041
  Trade accounts and notes receivable, less
   allowances of $1,442 at June 30, 1997 and $1,193
   at December 31, 1996                                            40,958       36,164
  Inventories:
    Finished goods                                                  9,478        7,862
    Work in process                                                 2,946        3,086
    Raw materials                                                   9,885        7,645
                                                                ---------      -------
      Total inventories                                            22,309       18,593
                                                                ---------      -------

  Deferred income taxes                                             1,787        1,523
  Prepaid expenses and other current assets                         1,658        2,296
                                                                ---------      -------
    Total current assets                                           69,636       61,617
                                                                ---------      -------

Property and equipment                                             23,969       20,294
  Less accumulated depreciation and
    amortization                                                  (12,582)     (11,000)
                                                                ---------      -------

  Net property and equipment                                       11,387        9,294
                                                                ---------      -------

Excess of cost over net assets of businesses acquired,
  less accumulated amortization of $2,199 at
  June 30, 1997 and $1,815 at December 31, 1996                    20,527       20,911

Intangible assets, less accumulated
  amortization of $3,117 at June 30, 1997
  and $2,992 at December 31, 1996                                   7,420        5,410
Other assets                                                        1,614          846
                                                                ---------      -------
                                                                $ 110,584       98,078
                                                                =========      =======




See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS


                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


LIABILITIES AND SHAREHOLDERS' EQUITY                                  June 30,    December 31,
                                                                       1997          1996
                                                                    -----------   -----------
                                                                    (Unaudited)
Current liabilities:
  Current installments of long-term debt                             $  1,098        2,610
  Accounts payable, principally trade                                  17,723       12,375
  Accrued liabilities                                                  11,287        9,745
                                                                     --------       ------

     Total current liabilities                                         30,108       24,730

Long-term debt, excluding current installments                         31,000       29,078
                                                                     --------       ------

     Total liabilities                                                 61,108       53,808
                                                                     --------       ------


Shareholders' equity:
Preferred stock, without par value. Authorized 10,000
  shares; issued none                                                      --           --
Common stock, $.01 par value.  Authorized 50,000 shares;
  issued and outstanding 12,863 shares and 12,628 shares
  at June 30, 1997 and December 31, 1996, respectively                    129          126
Additional paid-in capital                                             24,477       22,755
Retained earnings                                                      24,870       21,389
                                                                     --------       ------

    Total shareholders' equity                                         49,476       44,270
                                                                     --------       ------
                                                                     $110,584       98,078
                                                                     ========       ======


See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)



                                                 Three Months Ended              Six Months Ended
                                                      June 30,                       June 30,
                                               ---------------------           --------------------
                                                 1997         1996               1997        1996
                                               --------      -------           -------      -------
Revenues                                       $ 38,063       28,587            73,734       56,069
Cost of revenues                                 22,051       17,145            43,911       33,162
                                               --------      -------           -------      -------
     Gross profit                                16,012       11,442            29,823       22,907

Selling and administrative expenses               8,674        7,318            16,643       13,993
Research and development expenses                 2,214        1,422             4,087        2,772
                                               --------      -------           -------      -------

     Operating profit                             5,124        2,702             9,093        6,142

Costs associated with an unsolicited
   offer to acquire the Company                    (850)          --            (2,150)          --
Interest expense                                   (651)        (572)           (1,243)      (1,149)
Interest income                                      56           78               137          166
Other expense, net                                   (9)          (9)              (35)         (24)
                                               --------      -------           -------      -------

     Earnings before income taxes                 3,670        2,199             5,802        5,135

Income tax expense                                1,468          879             2,321        2,038
                                               --------      -------           -------      -------

     Net earnings                              $  2,202        1,320             3,481        3,097
                                               ========      =======           =======      =======

Net earnings per common share and
  common share equivalent                      $    .16          .10               .26          .24
                                               ========      =======           =======      =======

Weighted average number of common shares
  and common share equivalents outstanding       13,525       13,110            13,398       13,030
                                               ========      =======           =======      =======




See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)



                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                            1997          1996
                                                           -------       ------
Cash flows from operating activities:

Net earnings                                               $ 3,481        3,097
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
       Depreciation and amortization                         2,091        1,682
       Deferred income taxes                                  (264)         399
(Increase) decrease in:
       Trade accounts and notes receivable                  (4,794)       3,019
       Inventories                                          (3,716)         650
       Other assets                                           (130)      (1,548)
Increase (decrease) in:
       Accounts payable                                      5,348         (835)
       Accrued liabilities                                   1,542       (1,261)
                                                           -------       ------

           Net cash provided by
           operating activities                              3,558        5,203
                                                           -------       ------
Cash flows from investing activities:

       Purchase of product rights                           (2,135)      (1,931)
       Purchases of property and
         equipment                                          (3,675)      (1,947)
       Acquisition of business, net
         of cash acquired                                       --       (1,158)
                                                           -------       ------

           Net cash used in
             investing activities                          $(5,810)      (5,036)
                                                           -------       ------



                                                                     (continued)

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES


                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)




                                                                  Six Months Ended
                                                                      June 30,
                                                                --------------------
                                                                  1997         1996
                                                                -------       ------
Cash flows from financing activities:

       Net borrowings under revolving
         credit agreement                                       $ 2,500        2,000
       Principal repayments of long-term debt                    (2,090)      (1,936)
       Proceeds from issuance of long-term debt                      --          672
       Proceeds from issuance of common stock                     1,725        1,101
                                                                -------       ------

           Net cash provided by
             financing activities                                 2,135        1,837
                                                                -------       ------

           Net increase (decrease) in cash
            and cash equivalents                                   (117)       2,004

Cash and cash equivalents at beginning
  of period                                                       3,041          287
                                                                -------       ------

Cash and cash equivalents at end
  of period                                                     $ 2,924        2,291
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

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES


                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


1.       General

         The consolidated condensed financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for interim periods are not necessarily indicative of results that may be expected for the full fiscal year.

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

3.       Credit Agreement

         In March 1997, the Company entered into an amendment to its revolving credit and term loan agreement (the "Credit Agreement") which extended the expiration date of the term loan portion to June 1999. Balances under the Credit Agreement will all be due at that time.

4.       Costs Associated With an Unsolicited Offer to Acquire the Company

         Reference is made to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 (the "First Quarter 1997 Form 10-Q") with respect to the unsolicited tender offer by Invacare Corporation ("Invacare") for all outstanding common stock of the Company. Capitalized terms not otherwise defined have the meanings ascribed to such terms in the First Quarter 1997 Form 10-Q.

         On March 31, 1997, Invacare revised the Invacare Initial Offer by announcing that it would increase the price in its tender offer from $13.00 per share to $13.50 per share (together, with the Invacare Initial Offer, the "Invacare Revised Offer"). On such date, Invacare also announced another extension of the Invacare Revised Offer, this time until April 28, 1997.

         On April 2, 1997, the Company announced that the Board of Directors voted unanimously to reject the Invacare Revised Offer as grossly inadequate and to recommend that shareholders of the Company not tender any of their shares pursuant to the Invacare Revised Offer. On April 29, 1997, Invacare again extended the Invacare Revised Offer until May 27, 1997.

         On May 28, 1997, Invacare announced another extension of the Invacare Revised Offer, this time until June 20, 1997.

         On June 4, 1997, Invacare announced that it had increased the price in its tender offer for all outstanding shares of the Common Stock of the Company from $13.50 per share to $15.00 per share (together with the Invacare Revised Offer, the "Invacare Offer").

         On June 11, 1997, the Company announced that its Board of Directors had voted unanimously to recommend that its shareholders reject the Invacare Offer by not tendering their shares to Invacare.

         On June 23, 1997, Invacare announced another extension of the Invacare Offer, this time until August 1, 1997.

         See Note 5 to the Notes to Consolidated Condensed Financial Statements regarding the expiration of the Invacare Offer.

         The Company and certain of its Directors are also defendants in a lawsuit brought by Invacare, as well as in certain class action lawsuits purportedly brought on behalf of Company shareholders. The Company incurred $2,150 in expense in the first half of 1997, primarily related to costs associated with the Invacare Offer and defending the litigation (see Part II, Item 1 "Legal Proceedings" herein).

5.       Subsequent Events.

         See Part II, Item 1 for certain information concerning the litigation between the Company and Invacare.

         On July 11, 1997, Invacare reduced its slate of nominees for election at the Company's annual meeting of shareholders to be held on July 30, 1997 (the "1997 Annual Meeting") to four nominees.

         At the 1997 Annual Meeting, all seven of the Company's nominees were re-elected as directors. The shareholders also approved Invacare's proposals to fix the size of the Board of Directors at seven members, to repeal certain by-law provisions, and to allow special shareholders meetings to be called by the holders of 10% or more of the Company's common shares.

         The Invacare Offer expired by its terms at 6:00 p.m., New York City time, on August 1, 1997, without any shares of the Company's common stock being purchased.

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

The Company was the subject of an unsolicited hostile tender offer from Invacare Corporation, which expired on August 1, 1997 with no shares of the Company's common stock being purchased. The Company has incurred non-operating charges during the first and second quarters of 1997 related to the Invacare hostile tender offer, as discussed herein. Please see Note 4 and Note 5 of Notes to Consolidated Condensed Financial Statements herein.

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

The Company's success is dependent to a large extent upon the ability of its customers to obtain adequate reimbursement from third-party payors, such as government and private insurance programs, for procedures using the Company's products. The Balanced Budget Act of 1997 ("Act"), recently signed by the President into law, imposes a federal plan for balancing the budget by 2002. The Act would reduce Medicare payments by $115 billion over a five year period including reducing the national payment limit for oxygen and oxygen equipment by 25 percent in 1998 and an additional five percent in 1999. The 30 percent reduction would apply in each subsequent year. The Act also authorizes the Secretary of Health and Human Services ("Secretary") to establish service standards for home oxygen providers and the General Accounting Office to study and report to the Ways and Means and Finance Committees on access to oxygen equipment, including recommendations for legislation, within six months of enactment. In addition, the Act requires the Secretary to conduct demonstration projects for furnishing Part B services (except for physician services) as specified by the Secretary. The Secretary would be authorized to implement not more than five such projects, at three sites each. Oxygen is singled out specifically for inclusion in a demonstration project. Congress has indicated that the Act's reductions in payments to oxygen and home oxygen equipment are in lieu of the Administration's proposed reductions through the regulatory process. Thus, the Act supersedes the proposed rule issued by the Health Care Financing Administration (HCFA) on July 16, 1997 which would reduce the national limited monthly payment rate for stationary home oxygen services, beginning in 1998, by 40.11 percent. The Company does not believe that these reductions in the reimbursement rates that the Company's customers receive for services rendered will have a material adverse impact on the Company.

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

A number of businesses within the healthcare industry, including in some instances customers of the Company, recently have begun to consolidate in order, among other things, to increase the size, efficiency and purchasing power of the entities in question, to broaden the number and nature of products and services offered to consumers or simply to better serve the changing healthcare industry with its focus upon cost-effective medical care. Many large national healthcare dealers have the capability of exerting significant price pressure on manufacturers. Changing buying patterns may also have a negative effect on the Company's business. The Company expects that consolidation among home care dealers is likely to continue; however, the Company cannot predict the effect of such mergers and consolidations on its business.

The Company has depended, and will continue to depend, substantially on its technological expertise in the development and manufacture of its current and future products. In addition, the Company depends, and will likely continue to depend, on trade secret protection and licensing arrangements and, to a lesser extent, on various patents, to strengthen its proprietary position. Trademark registrations have been issued for a variety of the Company's products and registration applications are pending with respect to the names of various other products. The Company typically requires its employees to execute appropriate confidentiality agreements in connection with their employment with the Company. There can be no assurance that these arrangements will not be breached or that the Company will have adequate remedies for such breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information, that the Company can meaningfully protect its rights in unpatented proprietary technology, or that licensing arrangements will be continued. Litigation may be necessary to protect trade secrets or know-how owned by the Company or to enforce patents or trademarks used by the Company. From time to time, the Company and its subsidiaries receive letters from patent holders alleging that one or more products manufactured or under development by the Company infringe one or more patents of such patent holders. At present, one such patent infringement claim is pending in court (see Part II, Item 1 herein), and there can be no assurance that other allegations will not lead to litigation involving the Company or its subsidiaries. Any such litigation could result in substantial cost to, and might have a material adverse effect on, the Company.

The Company acquired HealthScan Products during 1994 and acquired Fiberoptic Medical Products, Inc. and certain assets of Trent Products Limited during 1996 in an effort to broaden its product offerings and will continue to examine possible candidates for acquisition in the future should the opportunity arise. No assurance, however, can be given that any such acquisitions will be consummated by the Company or, if consummated, that they will be financially or operationally successful.

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

Operating Results

The following table sets forth the percentage of revenues represented by line items in the Consolidated Condensed Statements of Earnings for the three and six months ended June 30, 1997 and 1996:

                                                Three Months Ended          Six Months Ended
                                                     June 30                     June 30,
                                              --------------------         ------------------
                                               1997           1996         1997          1996
                                               ----           ----         ----          ----

     Revenues                                  100%            100%         100%          100%
     Cost of revenues                           58              60           60            59
                                              ----            ----         ----          ----
       Gross profit                             42              40           40            41

     Selling and administrative expenses        23              26           22            25
     Research and development expenses           6               5            6             5
                                              ----            ----         ----          ----
       Operating profit                         13               9           12            11
     Costs associated with an unsolicited
       offer to acquire the Company             (2)             --           (3)           --
     Interest expense                           (1)             (1)          (1)           (2)
                                              ----            ----         ----          ----
       Earnings before income taxes             10               8            8             9
     Income tax expense                          4               3            3             3
                                              ----            ----         ----          ----
       Net earnings                              6%              5%           5%            6%
                                              ====            ====         ====          ====

Revenues for the three and six months ended June 30, 1997 increased 33% and 32%, respectively, to $38,063 and $73,734 from $28,587 and $56,069 in the equivalent periods in 1996. These strong increases in revenue are primarily attributable to sales growth in most of the Company's principal product lines. Revenues from the Company's ventilation product line grew from approximately $2,500 and $4,300, respectively, in the three and six months ended June 30, 1996 to approximately $8,800 and $15,000, respectively, in the equivalent periods of 1997, due to the continued outstanding market acceptance received by Quantum(TM), the Company's noninvasive ventilator. Even though revenues from the respiratory therapy product line decreased slightly in the second quarter of 1997 and grew only 5% in the first six months of 1997 as compared to the comparable periods of 1996, revenues from the Company's asthma management product line grew 30% and 42% in the three and six month periods ended June 30, 1997, respectively. The sleep disorders product line grew 21% and 14% from the second quarter and first half of 1996, respectively, due principally to the continued growth of the Tranquility(R) sleep therapy system and the introduction of the Company's new Tranquility(R) Bilevel product. The Tranquility(R) Bilevel was introduced internationally late in the first quarter of 1997 and was approved by the FDA for U.S. distribution in April 1997. Excluding the effect of the acquisition of Fiberoptic Medical Products, Inc. in June, 1996, revenues from the infant management product line increased 32% and 27%, respectively, in the three and six months ended June 30, 1997 over the year-earlier periods, primarily due to the achievement of greater market share.

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

The Company's gross profit margin decreased approximately one percentage point to 40% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 primarily due to lower average selling prices on many of the Company's principal products; however, gross profit margin improved approximately two percentage points in the second quarter of 1997 over the second quarter of 1996. This increase was primarily due to improved product mix and product cost reductions in 1997.

Selling and administrative expenses decreased as a percentage of revenues from 26% and 25% to 23% and 22%, respectively, in the second quarter and first half of 1997 as compared to the similar periods of 1996 due primarily to operating efficiencies generated as a result of accelerated revenue growth.

Research and development expenses increased to $2,214 and $4,087 in the three and six months ended June 30, 1997 from $1,422 and $2,772 in the year-earlier periods, primarily due to the addition of engineering staff and engineering costs relating principally to the development and introduction of new products. As a percentage of revenues, these expenses increased from 5% to 6%. In the first half of 1997, the Company successfully introduced its new spacer device, the OptiChamber(TM), and successfully introduced its new Tranquility(R) Bilevel product. There are several existing competing products for both the Company's new asthma spacer device and the new bilevel device. While the Company is hopeful that the features and pricing of these devices will allow rapid market acceptance, there can be no assurances that these products will gain market acceptance or, if attained, over what period of time. See also Part II, Item 1 herein for information concerning a lawsuit involving certain of the Company's products.

Non-operating charges of $850 and $2,150 for expenses associated with the Invacare hostile tender offer and related litigation were recorded in the three and six months ended June 30, 1997, respectively.

Interest expense increased in the three and six months ended June 30, 1997 as compared to the same periods in 1996 primarily due to higher average balances outstanding under the Company's credit facility.

The effective income tax rate remained relatively constant at 40% in the three and six months ended June 30, 1997 and 1996.

The Company had deferred tax assets of $1,787 at June 30, 1997, which resulted from allowances for uncollectible accounts and accruals and reserves recorded for financial statement purposes but not yet deducted for income tax purposes. Management believes such deferred tax assets will be recoverable through reduced income taxes payable in future periods.


Liquidity and Capital Resources

The Company had working capital of approximately $39,500 as of June 30, 1997 and the current ratio was 2.3 to 1.0.

Cash flow provided by operations decreased to $3,558 in the six months ended June 30, 1997 from $5,203 in the six months ended June 30, 1996. Cash used in investing activities increased to $5,810 in the six months ended June 30, 1997 from $5,036 in the same period in 1996, due primarily to increased capital expenditures related to manufacturing tooling for new product introductions and cost reductions on existing products.

The Company entered into a Secured Revolving Credit Agreement in June 1993 (the "Credit Agreement") with two commercial banks and in December 1994 entered into an amendment to the Credit Agreement which increased the total commitment from $15,000 to $25,000. During the last half of 1995, the Credit Agreement was amended to increase the total commitment to $35,000 and was further amended in June 1996 to add a term loan commitment of $15,000. In March 1997, the Credit Agreement was amended again to extend the expiration date of the term loan to June 1999. Both the revolving credit facility and the term loan now expire and are payable in full in June 1999. This facility may be used for general corporate purposes and is secured by all accounts receivable, inventory, deposit accounts and all intangible assets of the Company and contains various covenants, including but not limited to net worth and financial ratio requirements. As of June 30, 1997, the Company had outstanding borrowings of $31,000 under its Credit Agreement at interest rates ranging from 7.2% to 9.0%.

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

As of June 30, 1997, the Company had outstanding commitments for capital expenditures of approximately $1,042 relating primarily to manufacturing tooling.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 26, 1997, Respironics, Inc. commenced a lawsuit against the Company in the United States District Court for the Western District of Pennsylvania, Case No. 97-1156. The Complaint alleges that two of the Company's products - the Quantum(TM) noninvasive ventilator and the Tranquility(R) Bilevel - infringe Respironics' Patent No. 5,433,193. The lawsuit was not served on the Company until July 11, 1997. On July 11, 1997, Respironics also filed a Motion for Preliminary Injunction, Motion for Expedited Discovery, and related discovery documents.

         The Company has answered the Complaint and has filed a Counterclaim seeking a declaratory judgment of patent invalidity, non-infringement, and unenforceability. The Company has or will oppose the Motions filed by Respironics. The matter is currently pending and no date has been set for the preliminary injunction hearing or for the trial.

         As last updated in the Company's Form 10-Q for the quarter ended March 31, 1997, the Company and certain of its Directors are defendants in a lawsuit brought by Invacare, as well as in certain class action lawsuits brought on behalf of Company shareholders.

         On July 3, 1997, the United States District Court for the Northern District of Georgia, Atlanta Division (the "District Court"), entered an order upholding the Continuing Director provision of the Company's Shareholder Rights Plan and invalidating a by-law amendment proposed by Invacare designed to circumvent such Continuing Director provision. On July 10, 1997, the Eleventh Circuit Court of Appeals denied a motion filed by Invacare seeking expedited review of the District Court's July 3 order. On July 25, 1997, the District Court entered an order upholding the Company's position that Invacare's proposed by-law amendment relating to the Shareholder Rights Plan be presented on a contingent basis only at the Company's Annual Meeting of Shareholders. The July 3 order of the District Court is currently on appeal to the Eleventh Circuit Court of Appeals.

ITEM 2.  CHANGES IN SECURITIES

         The Company has outstanding certain Rights issued pursuant to a Shareholder Rights Agreement dated May 22, 1995 between the Company and SunTrust Bank, Atlanta, as rights agent (the "Rights Agreement"). On January 30, 1997, the Board of Directors of the Company amended the Rights Agreement to allow the Board of Directors to designate when the Rights will be evidenced by separate rights certificates after a tender or exchange offer is first published or sent. The amendment to the Rights Agreement was filed as Exhibit 99.1 to the Company's current report on Form 8-K dated February 3, 1997 and is hereby incorporated herein by reference.

         On July 22, 1997, the Board of Directors of the Company amended the Rights Agreement to authorize the Board of Directors to establish or set aside one or more funds for the purpose of assuring that adequate resources are available to the Continuing Directors (as defined in the Rights Agreement) in order to enable them to carry out their prescribed functions under the Rights Agreement and to fulfill their fiduciary obligations to the shareholders of the Company. Pursuant to the Amendment to the Rights Agreement, the Board of Directors has authorized the establishment of a $1.0 million fund to pay, among other things, the expenses of the Continuing Directors. The Amendment to the Rights Agreement was filed as Exhibit 99.1 to the Company's current report on Form 8-K dated July 29, 1997 and is hereby incorporated herein by reference.

         On July 22, 1997, the Board of Directors of the Company approved a form of Amendment to the Rights Agreement which will become effective on October 31, 1997. The proposed amendment will permit a bidder, if it satisfies certain conditions, to call a special meeting of shareholders to vote on a binding resolution to redeem the Rights. The form of Amendment, as revised to correct a scrivener's error, was filed as Exhibit 77 to Amendment No. 25 to the Company's Schedule 14D-9 filed with the Commission on January 31, 1997, as subsequently amended, and is hereby incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The following exhibits are filed as part of this Report:

                  (11)  Computation of Earnings Per Common Share
                  (27)  Financial Data Schedule (for SEC use only)

         (b) The Company did not file any current reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HEALTHDYNE TECHNOLOGIES, INC.




August 14, 1997              By:  /s/ M. Wayne Boylston
                                  ----------------------------------
                                  M. Wayne Boylston
                                  Vice President - Finance,
                                  Chief Financial Officer and Treasurer
                                  (duly authorized and
                                  principal financial officer)