Form 10-Q
period 1997-09-30
HEALTHDYNE TECHNOLOGIES INC
filed 1997-11-14
CIK 900307

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



 X       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 for the quarterly period ended September 30, 1997
                                                             ------------------

                                       or

         Transition Report pursuant to Section 13 or 15(d) of the Securities
--- Exchange Act of 1934 for the transition period from ___________________ to _____________________

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


                                 (770) 499-1212
              (Registrant's telephone number, including area code)


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

As of October 31, 1997, 12,962,756 shares of the Company's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

ASSETS                                                       September 30,  December 31,
                                                                 1997          1996
                                                             ------------   -----------
Current assets:                                              (Unaudited)
  Cash and cash equivalents                                  $   1,857        3,041
  Trade accounts and notes receivable, less
   allowances of $1,591 at September 30, 1997 and $1,193
   at December 31, 1996                                         43,404       36,164
  Inventories:
      Finished goods                                            10,677        7,862
      Work in process                                            4,271        3,086
      Raw materials                                              9,091        7,645
                                                             ---------      -------
      Total inventories                                         24,039       18,593
                                                             ---------      -------

  Deferred income taxes                                          1,840        1,523
  Prepaid expenses and other current assets                      2,064        2,296
                                                             ---------      -------
    Total current assets                                        73,204       61,617
                                                             ---------      -------

Property and equipment                                          25,111       20,294
  Less accumulated depreciation and
    amortization                                               (13,451)     (11,000)
                                                             ---------      -------

  Net property and equipment                                    11,660        9,294
                                                             ---------      -------

Excess of cost over net assets of businesses acquired,
  less accumulated amortization of $2,396 at
  September 30, 1997 and $1,815 at December 31, 1996            20,451       20,911

Intangible assets, less accumulated
  amortization of $3,179 at September 30, 1997
  and $2,992 at December 31, 1996                                7,416        5,410
Other assets                                                     1,695          846
                                                             ---------      -------
                                                             $ 114,426       98,078
                                                             =========      =======




See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


LIABILITIES AND SHAREHOLDERS' EQUITY                           September 30, December 31,
                                                                   1997          1996
                                                               ------------  ------------
                                                               (Unaudited)
Current liabilities:
  Current installments of long-term debt                        $  1,098      2,610
  Accounts payable, principally trade                             14,664     12,375
  Accrued liabilities                                             11,595      9,745
                                                                --------     ------

     Total current liabilities                                    27,357     24,730

Long-term debt, excluding current installments                    35,000     29,078
                                                                --------     ------

     Total liabilities                                            62,357     53,808
                                                                --------     ------


Shareholders' equity:
Preferred stock, without par value. Authorized 10,000
  shares; issued none                                                 --         --
Common stock, $.01 par value.  Authorized 50,000 shares;
  issued and outstanding 12,912 shares and 12,628 shares
  at September 30, 1997 and December 31, 1996, respectively          129        126
Additional paid-in capital                                        24,716     22,755
Retained earnings                                                 27,224     21,389
                                                                --------     ------

    Total shareholders' equity                                    52,069     44,270
                                                                --------     ------
                                                                $114,426     98,078
                                                                ========     ======


See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)



                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                               ---------------------      ---------------------
                                                 1997         1996          1997         1996
                                               --------      -------      --------      -------
Revenues                                       $ 38,832       29,197       112,566       85,266
Cost of revenues                                 22,211       17,175        66,122       50,337
                                               --------      -------      --------      -------
     Gross profit                                16,621       12,022        46,444       34,929

Selling and administrative expenses               8,870        7,743        25,513       21,736
Research and development expenses                 2,481        1,590         6,568        4,362
                                               --------      -------      --------      -------

     Operating profit                             5,270        2,689        14,363        8,831

Costs associated with an unsolicited
   offer to acquire the Company                    (650)        --          (2,800)        --
Interest expense                                   (788)        (634)       (2,031)      (1,783)
Interest income                                      97           72           234          238
Other expense, net                                   (7)         (10)          (42)         (34)
                                               --------      -------      --------      -------

     Earnings before income taxes                 3,922        2,117         9,724        7,252

Income tax expense                                1,568          856         3,889        2,894
                                               --------      -------      --------      -------

     Net earnings                              $  2,354        1,261         5,835        4,358
                                               ========      =======      ========      =======

Net earnings per common share and
  common share equivalent                      $    .17          .10           .43          .34
                                               ========      =======      ========      =======

Weighted average number of common shares
  and common share equivalents outstanding       13,700       12,830        13,500       12,963
                                               ========      =======      ========      =======








See accompanying notes to consolidated condensed financial statements.

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)


                                                         Nine Months Ended
                                                           September 30,
                                                       --------------------
                                                        1997          1996
                                                        ----          ----
Cash flows from operating activities:

Net earnings                                           $ 5,835       4,358
Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
       Depreciation and amortization                     3,219       2,621
       Deferred income taxes                              (317)        676
(Increase) decrease in:
       Trade accounts and notes receivable              (7,240)      1,352
       Inventories                                      (5,446)      1,360
       Other assets                                       (617)     (1,463)
Increase (decrease) in:
       Accounts payable                                  2,289        (661)
       Accrued liabilities                               1,850      (1,417)
                                                       -------      ------

             Net cash provided by (used in)
               operating activities                       (427)      6,826
                                                       -------      ------
Cash flows from investing activities:

       Purchase of product rights                       (2,193)     (2,714)
       Purchases of property and
         equipment                                      (4,817)     (3,130)
       Acquisition of businesses, net
         of cash acquired                                 (121)     (1,209)
                                                       -------      ------

           Net cash used in
             investing activities                      $(7,131)     (7,053)
                                                       -------      ------






                                                                     (continued)

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)




                                                      Nine Months Ended
                                                        September 30,
                                                      -----------------
                                                      1997         1996
                                                      ----         ----
Cash flows from financing activities:

       Net borrowings under revolving
         credit agreement                           $ 6,500       3,500
       Principal repayments of long-term debt        (2,090)     (2,344)
       Proceeds from issuance of long-term debt        --           672
       Proceeds from issuance of common stock         1,964       1,305
                                                    -------      ------

           Net cash provided by
             financing activities                     6,374       3,133
                                                    -------      ------

           Net increase (decrease) in cash
            and cash equivalents                     (1,184)      2,906

Cash and cash equivalents at beginning
  of period                                           3,041         287
                                                    -------      ------

Cash and cash equivalents at end
  of period                                         $ 1,857       3,193
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

                 HEALTHDYNE TECHNOLOGIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


1.       General

         The consolidated condensed financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for interim periods are not necessarily indicative of results that may be expected for the full fiscal year.

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

4.       Costs Associated With an Unsolicited Offer to Acquire the Company

         Reference is made to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997 (the "Second Quarter 1997 Form 10-Q") with respect to the unsolicited tender offer by Invacare Corporation ("Invacare") for all outstanding common stock of the Company. Capitalized terms not otherwise defined have the meanings ascribed to such terms in the Second Quarter 1997 Form 10-Q.

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

         The Company and certain of its Directors are also defendants in a lawsuit brought by Invacare, as well as in certain class action lawsuits purportedly brought on behalf of Company shareholders. The Company incurred $2,800 in expense in the first nine months of 1997, primarily related to costs associated with the Invacare Offer and defending the litigation (see Part II, Item 1 "Legal Proceedings" herein).

5.       Litigation

         See Part II, Item 1 for certain information concerning the litigation between the Company and Respironics, Inc. ("Respironics").

6.       Subsequent Events

         On November 10, 1997, the Company entered into an Agreement and Plan of Reorganization with Respironics and its wholly-owned subsidiary, RIGA, Inc. ("RIGA"), and a related Agreement and Plan of Merger by and among the same parties (collectively, the "Merger Agreement"). As provided in the Merger Agreement, RIGA will be merged with and into the Company, which will be the surviving corporation (the "Merger"). In the Merger, each outstanding share of the Company's common stock will be converted into and become a right to receive $24.00 in value of Respironics common stock (the "Respironics Shares"), based on the trading value of the Respironics Shares during a period preceding the closing of the Merger as set forth in the Merger Agreement, provided that each share of the Company's common stock will be converted into no more than approximately .92 Respironics Shares nor less than approximately .77 Respironics Shares.

         The Merger is subject to customary conditions including, among others, approval of the Merger Agreement by a majority of the outstanding Company shares, approval of the issuance of the Respironics Shares by a majority of the Respironics Shares represented at the Respironics shareholders' meeting and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

The Company was the subject of an unsolicited hostile tender offer from Invacare Corporation ("Invacare"), which expired on August 1, 1997 with no shares of the Company's common stock being purchased. The Company has incurred non-operating charges during the first nine months of 1997 related to the Invacare hostile tender offer, as discussed herein. Please see Note 4 of Notes to Consolidated Condensed Financial Statements herein.

The Company has announced the planned introduction of numerous new products in 1997 and 1998. These actions are scheduled to be completed on an accelerated timetable. Timely introduction of products is dependent on several factors, including but not limited to, timely completion of design and engineering work, successfully tested prototypes, clinical device testing, clearance or approval where necessary by the Food and Drug Administration ("FDA"), intellectual property matters and availability of materials and components from suppliers. There can be no assurance that each of these products will be introduced, the products will be introduced in accordance with planned schedules, or that, once introduced, products will be commercially successful. In some instances, levels of coverage and reimbursement for these new products by third party payors has not been established. The anticipated rapid development cycle also may result in higher than anticipated warranty claims, which also could adversely affect future financial performance.

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

The Company's success is dependent to a large extent upon the ability of its customers to obtain adequate reimbursement from third-party payors, such as government and private insurance programs, for procedures using the Company's products. The Balanced Budget Act of 1997 ("Act"), recently signed by the President into law, imposes a plan for balancing the budget by 2002. The Act would reduce Medicare payments by $115 billion over a five year period, including reducing the national payment limit for oxygen and oxygen equipment by 25 percent in 1998 and an additional five percent in 1999. The 30 percent reduction would apply in each subsequent year. Congress has indicated that the Act's reductions and payments for oxygen and home oxygen equipment are in lieu of the Administration's proposed reductions through the regulatory process. Thus, the Act supersedes the proposed rule issued by the Health Care Financing Administration (HCFA) on July 16, 1997, which would reduce the national limited monthly payment rate for stationary home oxygen services beginning in 1998 by
40.11 percent. The Company does not believe that these reductions in the reimbursement rates that the Company's customers receive for services rendered will have a material adverse impact on the Company.

In addition to cutting Medicare reimbursement for home oxygen and oxygen equipment, the Act authorizes the Secretary of Health and Human Services (Secretary) to (1) establish separate classes for any item of oxygen and oxygen equipment and separate national limited monthly payment rates for each of such classes as long as this action is budget neutral; (2) establish service standards for home oxygen providers; (3) arrange for peer review organizations to evaluate access to, and quality of, home oxygen equipment; and (4) conduct competitive bidding demonstration projects for the furnishing of Medicare Part B equipment and supplies (except for physician services). The Secretary would be authorized to establish up to five demonstration projects at three sites each. The Act requires that at least one demonstration project include oxygen and oxygen equipment. All competitive bidding projects pursuant to the Act will terminate not later that December 31, 2002.

The Act further authorizes the General Accounting Office to study and report to the House Ways and Means and Commerce Committees and Senate Finance Committee on access to oxygen equipment, including recommendations for legislation, within 18 months after the date of enactment of the Act.

The Company's business also may be affected by changes in government regulation to which the Company's products are subject or changes in the manner in which such regulations are enforced or medical devices are approved. Performance standards in proposed form for monitors for infants at risk for SIDS recently have been published for comment by the FDA. The Company is unable to predict whether, or in what form, these performance standards ultimately will be adopted, but anticipates that it should be able to design and manufacture products that will comply with any such standards. In addition, various entities (NAMDRC, HIMA, etc.) have provided a range of clinical information and guidelines to the DMERCs to assist them in developing guidelines for approved use of noninvasive positive pressure ventilators in the home. The Company is unable to predict whether, when and in what form the DMERCs will address the appropriate use of noninvasive positive pressure ventilators.

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

Operating Results

The following table sets forth the percentage of revenues represented by line items in the Consolidated Condensed Statements of Earnings for the three and nine months ended September 30, 1997 and 1996:


                                         Three Months Ended   Nine Months Ended
                                            September 30          September 30,
                                         ---------------      ----------------
                                         1997       1996      1997        1996
                                         ----       ----      ----        ----
Revenues                                  100%       100%       100%       100%
Cost of revenues                           57         59         59         59
                                         ----       ----       ----       ----
  Gross profit                             43         41         41         41

Selling and administrative expenses        23         27         22         26
Research and development expenses           6          5          6          5
                                         ----       ----       ----       ----
  Operating profit                         14          9         13         10
Costs associated with an unsolicited
  offer to acquire the Company             (2)        --         (2)        --
Interest expense, net                      (2)        (2)        (2)        (2)
                                         ----       ----       ----       ----
  Earnings before income taxes             10          7          9          8
Income tax expense                          4          3          4          3
                                         ----       ----       ----       ----
  Net earnings                              6%         4%         5%         5%
                                         ====       ====       ====       ====

Revenues for the three and nine months ended September 30, 1997 increased 33% and 32%, respectively, to $38,832 and $112,566 from $29,197 and $85,266 in the equivalent periods in 1996. These strong increases in revenue are primarily attributable to sales growth in most of the Company's principal product lines. Revenues from the Company's ventilation product line grew from approximately $3,300 and $7,600, respectively, in the three and nine months ended September 30, 1996 to approximately $8,500 and $23,500, respectively, in the equivalent periods of 1997, due to the continued outstanding market acceptance received by Quantum(TM), the Company's noninvasive ventilator. Revenues from the respiratory therapy product line increased 11% in the third quarter of 1997 and 7% in the first nine months of 1997 as compared to the comparable periods of 1996, while revenues from the Company's asthma management product line grew 62% and 49% in the three and nine month periods ended September 30, 1997, respectively. The sleep disorders product line grew 31% and 20% from the third quarter and first nine months of 1996, respectively, due principally to the continued growth of the Tranquility(R) sleep therapy system and the introduction of the Company's new Tranquility(R) Bilevel product. The Tranquility(R) Bilevel was introduced internationally late in the first quarter of 1997 and was approved by the FDA for U.S. distribution in April 1997. Excluding the effect of the acquisition of Fiberoptic Medical Products, Inc. in June, 1996, revenues from the infant management product line increased 6% and 20%, respectively, in the three and nine months ended September 30, 1997 over the year-earlier periods, primarily due to the achievement of greater market share.

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

The Company's gross profit margin remained relatively constant at 41% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The Company's gross profit margin improved approximately two percentage points in the third quarter of 1997 over the third quarter of 1996. This increase was primarily due to improved product mix and product cost reductions in 1997.

Selling and administrative expenses decreased as a percentage of revenues from 27% and 26% to 23% and 22%, respectively, in the third quarter and first nine months of 1997 as compared to the similar periods of 1996 due primarily to operating efficiencies generated as a result of accelerated revenue growth.

Research and development expenses increased to $2,481 and $6,568 in the three and nine months ended September 30, 1997, respectively, from $1,590 and $4,362 in the year-earlier periods, respectively, primarily due to the addition of engineering staff and engineering costs relating principally to the development and introduction of new products. As a percentage of revenues, these expenses increased from 5% to 6%. In the first half of 1997, the Company successfully introduced its new spacer device, the OptiChamber(TM), and successfully introduced its new Tranquility(R) Bilevel product. There are several existing competing products for both the Company's new asthma spacer device and the new bilevel device. While the Company is hopeful that the features and pricing of these devices will allow rapid market acceptance, there can be no assurances that these products will gain market acceptance or, if attained, over what period of time. See also Part II, Item 1 herein for information concerning a lawsuit involving certain of the Company's products.

Non-operating charges of $650 and $2,800 for expenses associated with the Invacare hostile tender offer and related litigation were recorded in the three and nine months ended September 30, 1997, respectively.

Interest expense increased in the three and nine months ended September 30, 1997 as compared to the same periods in 1996 primarily due to higher average balances outstanding under the Company's credit facility.

The effective income tax rate remained relatively constant at 40% in the three and nine months ended September 30, 1997 and 1996.

The Company had deferred tax assets of $1,840 at September 30, 1997, which resulted from allowances for uncollectible accounts and accruals and reserves recorded for financial statement purposes but not yet deducted for income tax purposes. Management believes such deferred tax assets will be recoverable through reduced income taxes payable in future periods.


Liquidity and Capital Resources

The Company had working capital of approximately $45,800 as of September 30, 1997 and the current ratio was 2.7 to 1.0.

Operating activities used cash of $427 in the nine months ended September 30, 1997 as compared to cash provided by operating activities of $6,826 in the nine months ended September 30, 1996. This decline is primarily attributable to increases in trade accounts receivable and inventories, offset somewhat by increases in accounts payable and accrued liabilities. The increase in these working capital accounts is principally due to the growth in the Company's revenue. Cash used in investing activities remained relatively constant in the nine months ended September 30, 1997 as compared to the same period in 1996.

The Company entered into a Secured Revolving Credit Agreement in June 1993 (the "Credit Agreement") with two commercial banks and in December 1994 entered into an amendment to the Credit Agreement which increased the total commitment from $15,000 to $25,000. During the last half of 1995, the Credit Agreement was amended to increase the total commitment to $35,000 and was further amended in June 1996 to add a term loan commitment of $15,000. In March 1997, the Credit Agreement was amended again to extend the expiration date of the term loan to June 1999. Both the revolving credit facility and the term loan now expire and are payable in full in June 1999. This facility may be used for general corporate purposes and is secured by all accounts receivable, inventory, deposit accounts and all intangible assets of the Company and contains various covenants, including but not limited to net worth and financial ratio requirements. As of September 30, 1997, the Company had outstanding borrowings of $35,000 under its Credit Agreement at interest rates ranging from 7.6% to 9.0%.

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

As of September 30, 1997, the Company had outstanding commitments for capital expenditures of approximately $1,000 relating primarily to manufacturing tooling.

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

         The Company has answered the Complaint and has filed a Counterclaim seeking a declaratory judgment of patent invalidity, non-infringement, and unenforceability. The Company has or will oppose the Motions filed by Respironics. The matter is currently pending and, in connection with the proposed merger of the Company with a subsidiary of Respironics (the "Merger"), the parties have agreed to seek a stay of the proceedings in this case until the Merger is consummated or the Agreement and Plan of Reorganization relating to the Merger is terminated. See Note 6 of Notes to Consolidated Condensed Financial Statements herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on July 30, 1997. At the annual meeting, the Company's shareholders voted on the election of seven directors in a contested election and on three proposals submitted by Invacare in conjunction with Invacare's hostile takeover attempt of the Company. The results of the voting were as follows:

          1.  Election of Directors
                                                                              FOR                  WITHHELD
                   Company Nominees:
                            Craig B. Reynolds                              6,472,567                148,326
                            Parker H. Petit                                6,472,201                148,692
                            J. Terry Dewberry                              6,472,201                148,692
                            Alexander H. Lorch                             6,472,567                148,326
                            J. Leland Strange                              6,472,372                148,521
                            James J. Wellman, M.D.                         6,472,374                148,519
                            J. Paul Yokubinas                              6,247,201                148,692

                   Invacare Nominees:
                            Donald F. Hastings                             3,727,699                434,318
                            John H. Outcalt                                3,727,699                434,318
                            James Allen Rutherford                         3,727,699                434,318
                            Bill R. Sanford                                3,952,114                434,903

          2.  Proposal to amend the Company's By-Laws to fix the size of the Board at seven directors:

                                                         For:              6,306,672
                                                     Against:              4,447,729
                                                     Abstain:                 28,509

          3.  Proposal to repeal certain of the Company's By-Laws:
                                                         For:              6,504,546
                                                     Against:              4,253,294
                                                     Abstain:                 25,070

          4.  Proposal to amend the Company's special meeting requirements:
                                                         For:              5,957,935
                                                     Against:              4,613,888
                                                     Abstain:                211,087

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The following exhibits are filed as part of this Report:

                  (11)  Computation of Earnings Per Common Share
                  (27)  Financial Data Schedule (for SEC use only)

         (b) The Company filed a current report on Form 8-K dated July 22, 1997 reporting the adoption by the Board of Directors of an amendment to the Company's Rights Agreement authorizing the establishment of a fund for the benefit of Continuing Directors.

                  The Company filed a current report on Form 8-K dated September 3, 1997 with respect to recent amendments to the Company's By-Laws.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEALTHDYNE TECHNOLOGIES, INC.




November 14, 1997                    By:  /s/ M. Wayne Boylston
                                          --------------------------------------
                                          M. Wayne Boylston
                                          Vice President - Finance,
                                          Chief Financial Officer and Treasurer
                                          (duly authorized and
                                          principal financial officer)